Form 10-K
period 1996-11-30
DATA TRANSLATION INC /NEW/
filed 1997-02-28
CIK 1022693

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
  FOR THE FISCAL YEAR ENDED: NOVEMBER 30, 1996

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

  For the transition period from       to

  Commission File Number: 0-21367

                            DATA TRANSLATION, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              04-3332230
    (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER IDENTIFICATION
    ORGANIZATION OR INCORPORATION)                     NUMBER)

                                100 LOCKE DRIVE
                     MARLBOROUGH, MASSACHUSETTS 01752-1192
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                                (508) 481-3700
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                    (NONE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                         COMMON STOCK, $0.01 PAR VALUE

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes [X]                    No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [_] .

  The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $7,466,149 as of January 31, 1997. The number of shares of Common Stock, $0.01 par value, outstanding as of January 31, 1997 was 2,022,021.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held May 14, 1997 are incorporated by reference into Part III.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART 1

ITEM 1. BUSINESS

INTRODUCTION

  Data Translation, Inc., f/k/a Data Translation II, Inc., (the "Company") was incorporated in September 1996 as a wholly-owned subsidiary of Media 100 Inc., f/k/a Data Translation, Inc., ("Parent"). On November 29, 1996, Parent contributed to the Company substantially all of the assets and liabilities of Parent's data acquisition and imaging, commercial products and networking distribution groups (the "Contributed Businesses"). On November 11, 1996, Parent sold a substantial portion of the assets of the networking distribution business, and the Company is in the process of discontinuing and winding-up the remainder of such business. The Company will continue to operate the data acquisition and imaging and commercial products groups. On December 2, 1996 (the "Distribution Date"), Parent distributed to its stockholders in the form of a dividend all of the outstanding shares of capital stock of the Company (the "Distribution"). References to "the Company" below refer to the Contributed Businesses as operated by the Company after the Distribution, or as operated by Parent prior to the Distribution, as the context requires.

  The Company has been a leader in the design, development and manufacture of high performance data acquisition and imaging products. For more than two decades, the Company's products have provided engineers and scientists with accurate and timely data for measurement, analysis and process control in a wide range of industrial, scientific and medical applications. The Company has sold more than 320,000 data acquisition and imaging products since its inception. The Company's principal products in this area are data acquisition and imaging hardware, which are used in personal computers ("PCs") to receive analog signals, convert them to digital form and process the digital data. The Company's strategy is to identify existing growth opportunities in the data acquisition and imaging market.

  An outgrowth of the Company's core technology of analog to digital conversion is its low-cost, high-performance video capture and encoding system for Microsoft(R) Windows(R) 95-based PCs called Broadway(TM). Broadway captures analog video, digitizes it, compresses it into an editable MPEG-1 format, and writes it to disk in real time. The video can then be edited using the Broadway editing utility or a third-party video editing package, highly compressed to the MPEG-1 video format, an ISO video compression standard, and then sent over the Internet or incorporated in presentation packages such as Microsoft Powerpoint(R). The Company's Broadway product has many applications, including incorporation of video into home pages on the world wide web (the "Web"), multimedia presentations, CD-ROM titles and computer-based training.

COMMERCIAL PRODUCTS

 Market

  New video and audio technologies are impacting the way in which presentations and communications are being created and sent. The advancement of such technologies now allows many PC users to utilize the benefits of video at increasingly reduced cost. The Company believes the areas offering the greatest prospects for growth in the use of PC video applications are Web home pages, business presentations, PC-based training and the production of CD-ROM titles. OEM Magazine predicts that in 1996, eleven million MPEG-capable PCs will be shipped. In 1997 thirty-five million will be shipped. The Company believes this capability to play back high quality MPEG video will inspire many presentation, training, and Web page authors to use video in their work.

  The Company believes that many PC users would consider video clips an attractive, creative and useful addition to their presentations and other communications and would utilize them if they were easy to create and it was affordable to do so. Businesses, for example, could create short, full-motion video clips to install on their Web home pages showing interviews with satisfied customers, product demonstrations and personal messages from celebrity advertisers or corporate executives. Video could also be used to create multimedia, PC-based corporate training presentations. In addition, PowerPoint users might also find video an attractive addition to corporate marketing presentations and other sales and marketing efforts. As a result of the greatly reduced file sizes created by MPEG-1 compression, video is also available for use on laptop PCs, even further broadening its potential applications. For example, sales people could visit prospective customers and make sophisticated, interactive multimedia presentations, including video product demonstrations, without the inconvenience of arranging the availability of TVs, VCRs or overhead or slide projectors.

  The Company believes that users in this market will only be attracted by a high-quality product that is easy to use and which can be offered at a reasonably low price. The Company believes that these users have historically not utilized video regularly because existing high-quality products were too expensive and too hard to use, and the products which were affordable did not offer high enough quality for use in professional presentations.

 Business Strategy

  The Company's strategy for its commercial products, initially Broadway, is to target low-end business users and consumers with an easy-to-use solution to create near VHS quality video clips and incorporate such clips into common PC applications. Historically, the use of video in computer applications was largely confined to higher-end multimedia professionals. The Company believes its Broadway product will make video capture and editing available to the low-end business user and consumer markets due to its relatively lower suggested retail price of $995 and ease of use compared to traditional systems. Broadway is an intuitive application which allows virtually anyone to capture and edit video clips within minutes with very little instruction. The Company believes that the consumer market for video editing will grow substantially as technology becomes more affordable and consumers become more familiar with video applications.

  The Company's strategy for its commercial products incorporates the following critical elements:

  . Ease of use. The Company targets customers who do not create video on a regular basis. Therefore, in order to attract such customers to utilize products such as Broadway, the product must allow them to incorporate and edit video simply and easily. The Broadway graphical user interface was intentionally designed to be used like any other Windows(R) application, such as Microsoft PowerPoint or Word for Windows. A user familiar with PowerPoint would find using a Broadway system intuitive and could easily incorporate video into a presentation created with PowerPoint, or with many other applications.

  . Standards based. Historically, video has not been available on conventional PCs due to the enormous amount of memory and storage space required to handle traditional video files. In the past several years, however, compression techniques have been developed to allow standard PCs to manipulate such files. Such techniques have begun to be standardized to allow video to be incorporated into the widest variety of applications. The MPEG-1 format is an ISO standard and is emerging as a leading industry standard. Most PCs sold today now include playback of MPEG-1 video as a standard feature. Because Broadway is based on the MPEG-1 standard, it allows users to incorporate video into many applications and delivery mechanisms which are also based on such standard. Broadway allows delivery of MPEG-1 video via the hard drive, CD-ROM, video CDs, DVD, private networks and the Internet. MPEG video can be played back on millions of PCs that include either hardware or software MPEG-1 playback capabilities.

  . Affordability. The continued penetration of the PC into the home market has been brought about by the continuously declining cost of technology. The Company believes that it is critical to the Company's success to be able to continue to reduce the cost of its commercial products thereby making them increasingly affordable for the Company's target customers.

  . Distribution to mass market. The Company's marketing strategy for its commercial products is to achieve broad distribution of such products through retail outlets, mass distribution centers, value added resellers, Internet marketers, catalogs, and super stores. This broad distribution will allow products such as Broadway to be available to consumers at familiar and convenient purchasing locations.

 Product and Technology

  Broadway is a high-performance video capture and encoding system for Windows 95 PCs that can be integrated with third party video editing software packages to edit and produce near VHS quality digital video clips with CD-quality stereo sound. Using Broadway, a computer user can capture video from most analog sources, edit the digitized version created by Broadway, fully compress it to MPEG-1 and then incorporate the finished video into multimedia applications, such as Web home pages, multimedia presentations and CD-ROMs. Broadway is comprised of a Peripheral Component Interconnect ("PCI") integrated circuit board and a graphical user interface compatible with Windows. The Company's standard Broadway package is shipped complete with Ulead Systems, Inc.'s MediaStudio ProTM video editing software. Broadway is also designed to be integrated with a variety of other video editing packages, including Adobe Premiere(R). The standard Broadway package currently has a manufacturer's suggested retail price of $995.

  The first step in the process of creating a video presentation with Broadway is to capture a clip of analog video from an external source, such as a camcorder or a VCR. Video capture is the process of converting an analog video signal into a digital format for storage on a computer disk drive from which it can be manipulated. To capture a video clip with Broadway, a user first connects the video source, such as a VCR, to the Broadway PCI board in the user's PC with a standard video cable. The user then starts the video which begins to play on the user's computer monitor allowing the user to determine exactly which video frames to digitize. Using simple point-and-click commands, the user starts and stops the capture of the video clip from the source video. The video is automatically digitized and written to the hard disk drive of the user's PC in an editable digital format.

  Once a user has captured the desired video clip and it has been digitized by Broadway, it can be edited using software utilities which are a part of Broadway itself. Broadway contains a variety of editing utilities such as cutting and pasting, saving selections and replacing audio. Broadway also allows users to combine several video clips in one sequence and to incorporate fade-to- and fade-from-black transitions. If more sophisticated transitions are desired, or the user would like to include titles in the video clip, the third party video editing software integrated with Broadway can perform these functions. Editing with Broadway is performed in near real time because it uses hardware to accelerate the editing process.

  The final step in creating a video presentation with Broadway is to compress the edited video clip and to incorporate the edited video into an application such as a Web home page or a PowerPoint presentation. Compression is necessary to play back digital video on a PC because of the enormous amount of data required to create a video image. Fifteen seconds of uncompressed video would occupy approximately 400 megabytes of disk storage space, far more than the typical PC could dedicate to one small video clip. In addition, uncompressed video is infeasible for low bandwidth environments, such as the Internet and CD-ROMs. There are numerous digital video compression methods, however, the Company believes that MPEG-1, a standard promulgated by the Moving Picture Experts Group, is becoming the leading international standard for PC digital video compression. MPEG-1 reduces digital video file sizes by up to a 200 to 1 ratio, one of the highest data compression ratios of any video compression standard. Broadway utilizes a robust implementation of the MPEG-1 standard which uses a combination of hardware and software to fully compress video clips into the MPEG-1 format at approximately three times real time (approximately three minutes for a one minute clip). Alternative systems which use software compression are only able to perform this task at approximately thirty to sixty times real time (approximately sixty minutes for a one-minute clip), although such systems are relatively inexpensive. Historically, MPEG-1 compression at the rate provided by Broadway was only available through service bureaus charging up to $300 per minute of video or sophisticated computer packages costing in excess of $15,000.

  Using the MPEG-1 standard allows Broadway to produce compressed videos which can be played back at 30 frames per second, the standard, full-motion video speed. Videos compressed to be played back at speeds slower than 30 frames per second typically drop frames causing the resulting video to be less than full-motion and of lower image quality. Once the video clip is compressed and saved on the user's hard drive in the standard video file format, it is easily incorporated into applications such as PowerPoint.

 Customers and Sales

  The Company believes there are three general categories of customers that will use its commercial products.

  . Multimedia content creators and developers. These include CD-ROM title developers, computer-based training designers, game creators and professional video service providers.

  . Presentation and Web page creators and developers. This group includes sales and marketing professionals, financial presenters, trainers and service providers such as advertising agencies, real estate agencies and talent agencies.

  . Home users. This category includes consumers who want to preserve and archive their family videos. Valuable, irreplaceable home videos can be preserved on CD-ROM or on a PC whereas they would ordinarily be subject to deterioration over time. Additionally, consumers can edit these videos and enhance their presentation.

  Worldwide, the Company's commercial products are sold through a two-tier distribution network. The Company has direct relationships with international mass market distributors as well as resellers and value-added resellers ("VARs"). The distributors sell the commercial products to retail outlets as well as smaller computer resellers and VARs. This allows the Company's products to be available through any method used by its customers to purchase their products. The Company has a full-time sales and administrative staff of 9 employees to support sales. The strategy is to make it easy for the customer to purchase the product by offering a 30-day money back guarantee which eliminates any possible user concerns or hesitations. The product packaging was designed to be sold through the retail channel with packaging which is attractive to the retailer and consumer.

  The Company provides end users with free technical support with the purchase of the product. Broadway includes extensive on-line technical support via the Company's Web site, as well as documentation which provides a video tutorial to the non-video user and an intuitive installation guide.

 Competition

  The Company's greatest competition for the Broadway product includes other products which include MPEG encoding. Sigma Design's Real Magic Producer, like Broadway, includes hardware and software encoding. Darim Corporation, another competitor, offers a hardware encoding product at a similar price point to Broadway. The Company's Broadway product competes principally on the basis of price and speed of compression of video. In addition, there are a number of other competitors whose products are based on platforms and video standards other than those used by the Company.

DATA ACQUISITION AND IMAGING

 Market

  The market for the Company's data acquisition and imaging products is comprised primarily of technical users, such as engineers and scientists, interested in incorporating the Company's systems in their final products. These products are designed for the scientific research and analysis, test and measurement and industrial machine vision inspection markets. End users include original equipment manufacturers, research laboratories, universities, hospitals and government agencies. Users require highly accurate, real-time measurement and control of analog signals, such as temperature, pressure, sound and video.

  The Company believes it is one of the top five suppliers in each market although the data acquisition and imaging markets are highly fragmented. These markets have been adversely affected in recent years by reduced government funding of research and lower levels of corporate capital expenditures.

 Business Strategy

  In the data acquisition and imaging area, the Company is focused on providing system solutions which include not only exceptional hardware but also powerful, easy to use software. The Company will continue to invest in its current data acquisition and imaging markets, while identifying new applications and growth opportunities in the machine vision and inspection markets.

  In the imaging market, the Company is focused on continuing to develop its Mach(TM) series of PCI-based frame grabbers, leveraging this technology into two distinct markets, machine vision and scientific image analysis. Both markets require high accuracy and low-cost hardware. The Company's strategy will be to continue to focus on its strengths in these areas. In the data acquisition market, the Company is focused on expanding its market leadership through continued development of its PCI-based data acquisition products. These developments are being driven by rapid adoption of PCI bus slots by personal computer manufacturers. In both data acquisition and imaging, the Company is pursuing relationships with software companies who offer application-specific programs in the Company's markets.

 Products and Services

  The Company's data acquisition and imaging products are designed to facilitate (i) the high-speed capture of analog signals representing physical events, such as temperature, pressure, sound and video, (ii) the fast conversion of such signals into digital form and (iii) the use of such digital signals in PCs for processing. These capabilities permit customers to use PCs to identify, measure, analyze and control physical phenomena (data acquisition) and to analyze or enhance video images (imaging).

  The Company's data acquisition and imaging systems consist of plug-in cards and Windows-based software which provide an integrated, high performance systems solution to the general scientific and measurement marketplace. These systems allow customers to configure their own PC-based data acquisition, signal processing or imaging system with higher performance and lower cost than alternative pre-packaged or custom-integrated systems. Users are able to integrate these products more quickly into their systems, thereby reducing their development time. Over a three year period the Company defined and developed DT-Open Layers(R), a standard set of software protocols under the Microsoft Windows operating system. DT-Open Layers simplifies programming and accelerates the development of new software products and permits customers to replace circuit boards and add new functions. These products offer leading-edge functionality for data acquisition and imaging under Windows while allowing customers to protect their software investments and develop solutions more quickly.

  The Company sells over 300 data acquisition and imaging products, which range in retail price from $199 to $4,995. Domestically, the Company sells such products to end users, VARs, system integrators and original equipment manufacturers ("OEMs"). Internationally, the Company sells through its wholly-owned subsidiaries, as well as through resellers and independent distributors. Such prices do not reflect distributor discounts for international sales, which range from approximately 20% to 35% on hardware products and up to approximately 50% on software applications.

  Data acquisition products provide capabilities ranging from simple measurement to advanced digital signal processing functions. While researchers, systems integrators and OEMs have been predominant data acquisition users in the past, new data acquisition markets have emerged in the industrial and medical areas, such as industrial inspection, medical diagnostic/therapeutic applications, high-performance control, vibration analysis, acoustics and test and measurement applications. Customers incorporate the Company's data acquisition boards into PCs to measure real-world parameters, including temperature, pressure, acceleration and sound; to analyze this data; and to use the results to control real-world events and processes.

  The Company's imaging products may be used in a number of applications. In machine vision applications, images can be captured and processed immediately in real time for fast, accurate inspection of manufactured parts. In scientific imaging applications, images can be captured from video cameras for analysis, or images can be captured from cameras mounted on microscopes to identify and count cells. In medical applications, images can be captured from different diagnostic devices, such as CAT scanners or ultrasound imaging devices, for enhancement, analysis and display.

  The Company has incorporated several new technologies in its products. For example, the Company's frame grabber, a product which combines software with proprietary circuits that permit users to acquire data from a variety of video inputs, now utilizes the PCI bus architecture. In addition, the Company has begun using the Display Connect Interface ("DCI") standard in certain of the Company's frame grabber products.

 Customers and Sales

  The Company sells its data acquisition and imaging products to end users, VARs, system integrators and OEMs for use primarily in the scientific, medical and industrial markets. End users include manufacturers, research laboratories, universities, hospitals and government agencies.

  The Company sells its data acquisition and imaging products through a comprehensive, widely distributed annual catalog, an in-house telemarketing force, OEM-focused direct sales, indirect channels (VARs, distributors and system integrators), and extensive advertising and promotional campaigns. The Company has a full-time sales and administrative staff of 17 employees in the United States to support sales. International sales are supported by three subsidiaries and various distributors throughout Europe, Asia and the Pacific rim.

 Competition

  The Company competes in the data acquisition market principally with National Instruments Corporation, Computer Boards, Inc. and Keithley Instruments, Inc. and in the imaging market with Matrox and Imaging Technology, Inc., all of which may have substantially greater financial, technical and marketing resources than the Company. The Company also competes with a number of smaller companies in each of these markets. The Company's data acquisition and imaging products compete on the ability to supply extensive hardware and software components with competitive performance and price.

RESEARCH AND DEVELOPMENT

  The Company intends to continue to invest in research and development for new products and for enhancements to existing products. The Company is currently targeting spending on research and development at an annual rate of approximately 15% of net sales. For the fiscal year ended November 30, 1996, the Company invested approximately $3,736,000 or 17.6% of net sales in product development compared to $2,806,000 or 12.9% of net sales in the prior fiscal year.

  The Company employed, as of January 31, 1997, 33 full-time engineers whose primary duties relate to product development. Outside firms and consultants are selectively engaged to develop or assist with development of products when favorable opportunities exist.

  In the data acquisition and imaging area, the new areas for hardware development include the integration of ASICs (application specific integrated circuits) into circuit boards, which will reduce cost and advance the development of new computer bus technologies (e.g., PCI). The Company's software development in data acquisition and imaging centers on supporting Windows 95 and Windows NT(TM).

MANUFACTURING

  The Company manufactures all of its products at its facility in Marlboro, Massachusetts. The Company believes its control of manufacturing significantly contributes to hardware design improvements, and allows for quicker turn-around of engineering changes for shipment to the market. The Company periodically assesses its production efficiencies against the benefits of outsourcing certain hardware production.

  In manufacturing, the Company seeks to be the leader in both technology and management. The Company has adopted the philosophy of Total Quality Management, a systematic approach to continuous improvement. The Company uses work cells with higher volume products which, together with Just-In-Time techniques, allows the Company to reduce throughput time and provide five-day shipment on most customer orders.

  The Company's fully integrated assembly and test operations have sufficient capacity to meet the Company's needs for assembled printed circuit boards. In addition, the Company designs circuit boards and modules using advanced computer-aided-design technology. The Company's manufacturing capabilities include the assembly of fine pitch, surface mounted electronic devices utilizing state of the art pick and place robotics for high density, multi-layered, single or double sided boards. A majority of the Company's shipments incorporate surface-mount components. Initial testing is performed to assure that products are free from process-related defects after assembly. Following this, a complete functional test is performed twice on each board, with an environmental stress screen between tests to eliminate defects and assure long-term reliability of products. The Company uses automated test equipment to assure product quality, improve throughput and increase production yields.

  Components used in circuit board assembly are generally available from several distributors and manufacturers. Suppliers are selected based on their ability to provide defect-free products quickly at low cost. The Company continuously measures the performance of key suppliers. Special programs are used to speed availability of material and protect the Company from unplanned shifts in product demand. These programs include ship-to-stock, and point-of-use bonding, a program where suppliers hold material on-site at the Company and as the material is used, title transfers to the Company and payment is made. Certain components used by the Company do not have ready substitutes or have been subject to industry-wide shortages. There can be no assurance that the Company's inventories would be adequate to meet the Company's production needs during any interruption of supply. The Company's inability to develop alternative supply sources, if required, or a reduction or stoppage in supply, could adversely affect its operations until new sources of supply become available.

PROPRIETARY RIGHTS

  The Company holds eight United States patents, expiring from March 2001 through August 2013, and has three pending patent applications in the United States, none of which the Company believes is material. Pursuant to an agreement with Parent, the Company also has full cross-licenses to technology under Parent's current patents and patent applications, together with technology resulting from patent applications which Parent applies for during the two-year period ending December 2, 1998. The cross-licensed technology may only be transferred by the Company in connection with a sale of the Company's business as a going concern. The cross-licenses provide for termination upon a change in control with respect to patents issued pursuant to applications made after August 31, 1996, although the licensee may continue to use such patents in products already being shipped or which are substantially near completion of development.

  The Company believes that its success depends primarily upon the proprietary know-how, innovative skills, technical competence and marketing abilities of its employees.

BACKLOG

  Most customers order products on an as-needed basis, relying, in the case of most products, on the Company's five-day delivery capability. As a result, the Company believes that its backlog at any point in time is not indicative of its future sales.

EMPLOYEES

  As of January 31, 1997, the Company employed approximately 152 persons worldwide. None of the employees is represented by a labor union. The Company believes it has good relations with its employees.

  Competition for employees with the skills required by the Company is intense in the geographic areas in which the Company's operations are located. The Company believes that its future success will depend on its continued ability to attract and retain qualified employees, especially in research and development.

EXECUTIVE OFFICERS OF THE COMPANY

           NAME            AGE             POSITION WITH THE COMPANY
           ----            ---             -------------------------
 Alfred A. Molinari, Jr...  55 Chairman and Chief Executive Officer
 Gary B. Godin............  40 Vice President--Finance and Administration, Chief
                               Financial Officer
 Kim J. Gray..............  35 Vice President/General Manager--Data Acquisition
                               and Imaging Group
 William T. Hack..........  41 Vice President--Operations
 Bruce E. Walsh...........  38 Vice President--Engineering
 Ellen W. Harpin..........  40 Vice President

  Mr. Molinari is the Chief Executive Officer and Chairman of the Company. Mr. Molinari is the founder of Parent, served as the Chief Executive Officer and a director of Parent from its inception in 1973 and resigned as Chief Executive Officer on November 30, 1996. Mr. Molinari continues to serve on the Board of Directors of Parent.

  Mr. Godin was appointed Vice President Finance and Administration and Chief Financial Officer of the Company in September 1996. Mr. Godin had served as Corporate Controller and Chief Accounting Officer of Parent since August 1992. He was employed by Parent since May, 1987 and served as Corporate Accounting Manager until August 1992. On November 30, 1996, Mr. Godin resigned from his offices at Parent.

  Ms. Gray was appointed Vice President/General Manager--Data Acquisition and Imaging Group of the Company in September 1996. Ms. Gray has served in the same position for Parent since January 1996. Prior to that, she served as Vice President--Operations of Parent beginning July 1995. She was employed by Parent since 1979, and during her tenure held various positions in materials, production and manufacturing service. On November 30, 1996, Ms. Gray resigned from her office at Parent.

  Mr. Hack was appointed Vice President of Operations of the Company in September 1996. Prior to that he served as Director of Operations for Parent since January 1996. Mr. Hack served as Director of Materials from November 1994 to January 1996. He has been employed by Parent since February 1990 and during his tenure has held various positions within manufacturing operations, including Production Manager. On Novmeber 30, 1996, Mr. Hack resigned from his office at Parent.

  Mr. Walsh was appointed Vice President of Engineering of the Company in September 1996. Prior to that he served as Director of Engineering for the Commercial Products Group of Parent since June 1995. He also served as Director of Software Engineering for the Data Acquisition and Imaging Group of Parent from June 1994 to June 1995. Mr. Walsh has been employed by Parent since June 1991 and during his tenure has held various engineering and engineering management positions. On November 30, 1996, Mr. Walsh resigned from his office at Parent.

  Ms. Harpin was appointed Vice President of the Company in September 1996. Prior to that she served as Vice President of Administration for Parent since July 1995. She also served as Chief Financial Officer for Parent from November 1991 to July 1995. Ms. Harpin has been employed by Parent since March 1983 and during her tenure has served as Vice President--Finance and Administration, Treasurer, Vice President Manufacturing and Director of Sales. On November 30, 1996, Ms. Harpin resigned from her office at Parent.

ITEM 2. PROPERTIES

  The Company maintains its principal executive, engineering, manufacturing and sales operations in a 100,000 square foot facility located in Marlboro, Massachusetts. The building is leased from a related party trust under an agreement expiring in 1999. The Company licenses a portion of the building to Parent pursuant to a

Use and Occupancy Agreement. The minimum annual net basic rent for the building is approximately $1,092,000, which amount will be allocated between the Company and Parent pursuant to the Use and Occupancy Agreement.

  The Company's United Kingdom sales operations are conducted in an 18,050 square foot facility in Wokingham, Berkshire, England, that is leased by the Company through a United Kingdom subsidiary under a twenty-five year net lease. The subsidiary has exercised an option to terminate the lease in September 1997. The minimum annual basic rent is approximately $257,000 per year. The Company's subsidiary has licensed a portion of the leased space to a subsidiary of Parent for a transitional period.

  The Company's German sales operations are conducted in a 2,420 square foot office facility in Bietigheim-Bissingen, Germany that is leased under a five-year renewable lease, expiring in 2000, by Data Translation GmbH. The minimum annual basic rent is approximately $52,000 per year. The Company's subsidiary has licensed a portion of the leased space to a subsidiary of Parent for a transitional period.

ITEM 3. LEGAL PROCEEDINGS

  From time to time, the Company is involved in disputes and/or litigation with respect to its products and operations in its normal course of business. The Company does not believe that the ultimate impact of the resolution of such matters will have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  (a) A consent in lieu of a special meeting of the sole stockholder of the Company (Parent, prior to the Distribution), was held on November 26, 1996. The matters voted upon at the meeting were (i) the amendment of the Company's Certificate of Incorporation to change the Company's name from "Data Translation II, Inc." to "Data Translation, Inc.", (ii) the approval of the Company's 1996 Stock Option Plan, (iii) the approval of the Company's Replacement Stock Option Plan and (iv) the approval of the Company's Employee Stock Purchase Plan. All 100 shares of Common Stock issued and outstanding on November 26, 1996 were voted in favor of such matters.

  (b) A consent in lieu of a special meeting of the sole stockholder of the Company (Parent, prior to the Distribution), was held on November 27, 1996. The matter voted upon at the meeting was the granting of stock options under the Replacement Stock Option Plan to certain employees of the Company. All 100 shares of Common Stock issued and outstanding on November 27, 1996 were voted in favor of such matter.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

  The common stock of the Company is traded in the over-the-counter market and is reported on the Nasdaq National Market System under the symbol: DATX. The Company's Common Stock began trading on December 16, 1996 subsequent to the stock dividend issued in connection with the Distribution. The high and low sale prices of the Company's Common Stock on the over-the-counter market through January 31, 1997 as reported on the Nasdaq National Market System were $4.75 and $3.00, respectively. The Company has never paid a cash dividend on its Common Stock, and the Board of Directors does not anticipate paying cash dividends in the foreseeable future. As of January 31, 1997, there were approximately 225 stockholders of record of the Company's common stock.

ITEM 6. SELECTED FINANCIAL DATA

  The following data has been derived from the Company's consolidated financial statements which have been audited by Arthur Andersen LLP, independent public accountants, as of and for the fiscal years in the five year period ended November 30, 1996. The data should be read in conjunction with "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and the

Consolidated Financial Statements and the notes thereto and other financial information included elsewhere in this Form 10-K.

  This selected historical financial data relates to the Contributed Businesses as they were operated as part of Parent. They also include an allocation of certain general corporate expenses of Parent which were not directly related to these businesses. The historical financial data of the Company may not reflect the results of operations or financial position that would have been obtained had the Company been a separate, independent company.

                                      FISCAL YEAR ENDED NOVEMBER 30,
                               ------------------------------------------------
                                 1992      1993      1994      1995      1996
                               --------  --------  --------  --------  --------
                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENTS OF
 OPERATIONS DATA(1):
Net sales....................   $24,775  $ 23,733  $ 22,440  $ 21,826  $ 21,201
Cost of sales................     9,793     9,412     9,355     8,187     8,181
                               --------  --------  --------  --------  --------
  Gross profit...............    14,982    14,321    13,085    13,639    13,020
Research and development
 expenses....................     3,820     3,165     3,041     2,806     3,736
Selling and marketing
 expenses....................     8,681     8,154     6,212     6,799     9,696
General and administrative
 expenses....................     2,948     2,580     1,924     1,627     2,032
                               --------  --------  --------  --------  --------
  Income (loss) from
   operations................      (467)      422     1,908     2,407    (2,444)
Interest (expense) income,
 net.........................       (10)      (16)       (1)       (7)      560
Other income (expense).......       (23)     (210)       63         2       (51)
                               --------  --------  --------  --------  --------
  Income (loss) from
   continuing operations
   before provision (benefit)
   for income taxes..........      (500)      196     1,970     2,402    (1,935)
Provision (benefit) for
 income taxes................       --         75       798       966      (658)
                               --------  --------  --------  --------  --------
  Income (loss) from
   continuing operations.....      (500)      121     1,172     1,436    (1,277)
Discontinued operations(2)...      (142)     (126)      381        24    (3,555)
                               --------  --------  --------  --------  --------
  Net income (loss)..........  $   (642) $     (5) $  1,553  $  1,460    (4,832)
                               ========  ========  ========  ========  ========
Income (loss) from continuing
 operations per share........                                $   0.86  $  (0.64)
Income (loss) from
 discontinued operations per
 share.......................                                $   0.01  $  (1.78)
                                                             ========  ========
Net income (loss) per share..                                $   0.87  $  (2.42)
                                                             ========  ========
Weighted average shares
 outstanding.................                                   1,675     1,998
                                                             ========  ========

                                                   NOVEMBER 30,    NOVEMBER 30,
                                                 ----------------- ------------
                                                                       1996
                                                 1994  1995  1996  PRO FORMA(3)
                                                 ----- ----- ----- ------------
                                                         (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents....................... $ --  $ --  $   1   $ 8,828
Working capital................................. 1,523 1,655 2,606    11,433
Total assets.................................... 7,769 9,337 7,534    16,361
Total liabilities............................... 2,792 3,067 3,743     3,743
Total stockholder's investment.................. 4,977 6,270 3,791    12,618(4)

--------
(1) Does not include incremental annual expenses of approximately $350,000 which the Company expects to incur as the result of being an independent public company.
(2) Discontinued operations relates to the networking distribution business of Parent prior to the Distribution. On November 11, 1996, Parent sold a substantial portion of the assets of the networking distribution business, and the Company is in the process of discontinuing and winding-up the remainder of such business
(3) Adjusted to give effect to the deemed contribution by the Parent to the Company of $8,828,000 in cash and cash equivalents after November 30, 1996.
(4) Does not include any tax considerations pertaining to the Distribution.

ITEM 7. MANAGMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  Data Translation, Inc., f/k/a Data Translation II, Inc., (the "Company") was incorporated in September 1996 as a wholly-owned subsidiary of Media 100 Inc., f/k/a Data Translation, Inc., ("Parent"). On November 29, 1996, Parent contributed to the Company substantially all of the assets and liabilities of Parent's data acquisition and imaging, commercial products and networking distribution groups (the "Contributed Businesses"). On November 11, 1996, Parent sold a substantial portion of the assets of the networking distribution business, and the Company is in the process of discontinuing and winding-up the remainder of such business. The Company will continue to operate the data acquisition and imaging and commercial products groups. On December 2, 1996 (the "Distribution Date"), Parent distributed to its stockholders in the form of a dividend all of the outstanding shares of capital stock of the Company (the "Distribution").

  The following Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon the separate historical financial statements of the Company, which present the Company's results of operations, financial position and cash flows. These historical financial statements include the assets, liabilities, income and expenses that were directly related to the Contributed Businesses as they were operated within Parent. In the case of assets and liabilities not specifically allocable to any particular business of Parent, only those assets and liabilities owned by the Company after the Distribution were included in the Company's separate balance sheets. Regardless of the allocation of these assets and liabilities, however, the Company's statement of operations includes all of the related costs of doing business, including charges for the use of facilities and for employee benefits, and includes an allocation of certain general corporate expenses of Parent which were not directly related to the Contributed Businesses, including costs for corporate logistics, corporate research and development, information technologies, finance, legal and corporate executives. These allocations were based on a number of factors including, for example, personnel, space, time and effort, and sales volume. Management believes these allocations as well as the assumptions underlying the development of the Company's separate financial statements to be reasonable.

  The financial information included herein may not, however, necessarily reflect the results of operations, financial position and cash flows of the Company as it will operate in the future or what the results of operations, financial position and cash flows would have been had the Company been a separate, stand-alone entity during the periods presented. This is due, in part, to the historical operation of the Company as an integral part of the larger Parent. The historical financial information included herein also does not reflect any changes which may occur in the operations of the Company following the Distribution.

  The Company historically has operated as part of Parent. Following the Distribution, the Company became a stand-alone entity with objectives and strategies separate from those of Parent. The Company will focus on providing products in the data acquisition, imaging and consumer video editing industries.

FORWARD LOOKING STATEMENTS

  This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements as a result of the following risk factors: dependence on new products, impact of competitive products, ability of the Company to meet its future capital requirements, ability to attract qualified personnel, the absence of history as an independent company, and the dependence on proprietary technology.

DISCONTINUED OPERATIONS

  On July 30, 1996, Parent announced its strategic decision to discontinue the operations comprising its networking business. The networking business had historically been operated by Data Translation Networking Limited ("Networking") which distributed, integrated and supported enterprise-wide networking products manufactured by third party suppliers in the United Kingdom. On November 11, 1996, Parent sold a substantial portion of the assets of the networking distribution business, and the Company is in the process of discontinuing and winding-up the remainder of such business. The Company estimates a loss on the disposal of the remaining business assets and settlement of liabilities of approximately $1,561,000 before applicable income taxes. Net sales from Networking were approximately $15,382,000, $20,348,000 and $16,522,000 for the years ended November 30, 1994, 1995, and 1996, respectively.

RESULTS OF OPERATIONS

  The following table shows certain statement of operations data as a percentage of net sales.

                                                         FISCAL YEAR ENDED
                                                            NOVEMBER 30,
                                                         --------------------
                                                          1996   1995   1994
                                                         ------  -----  -----
Net sales............................................... 100.0   100.0  100.0
Gross margin............................................  61.4    62.5   58.3
Research and development expenses.......................  17.6    12.9   13.5
Selling and marketing expenses..........................  45.7    31.1   27.7
General and administrative expenses.....................   9.6     7.5    8.6
                                                         ------  -----  -----
Income (loss) from operations........................... (11.5)   11.0    8.5
Interest income (expense) and other, net................   2.4    (0.0)   0.3
                                                         ------  -----  -----
Income (loss) from continuing operations before
 provision (benefit) for income taxes...................  (9.1)   11.0    8.8
Provision (benefit) for income taxes....................  (3.1)    4.4    3.6
                                                         ------  -----  -----
Income (loss) from continuing operations................  (6.0)    6.6    5.2
Income (loss) from discontinued operations.............. (16.8)    0.1    1.7
                                                         ------  -----  -----
Net income (loss)....................................... (22.8)%   6.7%   6.9%
                                                         ======  =====  =====

COMPARISON OF FISCAL YEAR ENDED NOVEMBER 30, 1996 TO FISCAL YEAR ENDED NOVEMBER 30, 1995

  Net sales for the fiscal year ended November 30, 1996 were $21,201,000 compared to $21,826,000 for the same period in the prior year, which represents a decrease of 2.9% or $625,000. Net sales decreased due to lower unit sales of older mature products as well as lower average selling prices, offset in part by an increase in unit sales of newly introduced products utilizing the PCI bus architecture.

  Gross margin for the period ended November 30, 1996 was 61.4% of net sales, compared to 62.5% of net sales for the same period in the prior year. The decrease in gross margins was primarily due to a less favorable product mix reflecting lower average selling prices.

  Loss from operations for fiscal 1996 was $2,444,000, compared to income from operations of $2,407,000 for the same period in the prior year. This change was primarily due to an increase in operating expenses over the prior year of $4,232,000. Total operating expenses increased to 72.9% of net sales for the year compared to 51.5% in the prior year. Research and development expenses were $3,736,000 or 17.6% of net sales compared to $2,806,000 or 12.9% of net sales in fiscal 1995. The increase in research and development expenses was the result of continuing investment in Broadway, the Company's new MPEG based digital video product. Selling and marketing expenses were $9,696,000 or 45.7% of net sales compared to $6,799,000 or 31.2% of net sales in fiscal 1995. The increase in selling and marketing expenses was due largely to the initial marketing promotion and sales channel development for Broadway, which began shipping in June 1996. General and administration expenses increased $405,000 to 9.6% of net sales compared to 7.5% of net sales in the prior year. The increase was largely due to higher fees for increased personnel levels and increased professional services. As previously mentioned, these expenses were part of an allocation of certain general corporate expenses of Parent and were not directly related to the Contributed Businesses.

  Net interest income of $560,000 reported in fiscal 1996 is a result of an allocation of total interest income earned by Parent utilizing an assumed cash balance throughout the year for the Company.

  The Company had an income tax benefit of $658,000 for the fiscal year ended November 30, 1996, compared to a provision for income taxes of $966,000 in fiscal 1995. The provision (benefit) for income taxes for both periods has been calculated on a separate tax return basis. Historically, the Company filed its tax return as part of a consolidated group with Parent. The offsetting charge for the provision (benefit) for income taxes has been included as an element of Parent's net investment in the Company as reflected in the accompanying consolidated statements of stockholder's investment. The provision (benefit) for income taxes may not necessarily reflect the consolidated results of operations of the Company in the future or what they would have been had it been a separate, stand-alone entity during the periods presented.

  Loss from continuing operations was $1,277,000 for the fiscal year ended November 30, 1996, compared to income from continuing operations of $1,436,000 in the prior fiscal year.

  The Company incurred a net loss of $4,832,000 for the fiscal year ended November 30, 1996 compared to net income of $1,460,000 in the prior fiscal year. These results include a loss on discontinued operations of $3,555,000 for the fiscal year ended November 30, 1996 and income from discontinued operations of $24,000 in the prior fiscal year. See "--Discontinued Operations."

COMPARISON OF FISCAL YEAR ENDED NOVEMBER 30, 1995 TO FISCAL YEAR ENDED NOVEMBER 30, 1994

  Net sales for the fiscal year ended November 30, 1995 were $21,826,000, which represented a decrease of 2.7%, or $614,000, over the same period in the prior year. The decrease was primarily the result of a continued shift in the data acquisition and imaging market toward new, lower priced hardware and software solutions. Despite the decrease in net sales dollars, data acquisition and imaging experienced an increase in unit sales from the same period in fiscal 1994.

  Gross margin for fiscal 1995 was 62.5% of net sales, compared to 58.3% of net sales in the comparable period in the prior year. This increase primarily reflects higher margins on the Company's manufactured products due to higher utilization of the Company's manufacturing capacity.

  Income from operations for fiscal 1995 was $2,407,000 or 11.0% of net sales, compared to $1,908,000 or 8.5% of net sales in fiscal 1994. The increase in operating income of $499,000 can primarily be attributed to the increase in gross margin as discussed above as well as level operating expenses year to year. Total operating expenses increased $55,000 to 51.5% of net sales from 49.8% of net sales in the prior year. The increase was due to higher selling and marketing expenses associated with the sales and promotion of the Company's new data acquisition and imaging products introduced during the fiscal year. These expenses were offset by lower research and development expenses and general and administrative expenses.

  The provision for income taxes was $966,000 for fiscal 1995, compared to $798,000 for fiscal 1994. The provision for income taxes for both periods has been calculated on a separate tax return basis. Historically, the Company filed its tax return as part of a consolidated group with Parent. The offsetting charge for the provision for income taxes has been included as an element of Parent's net investment in the Company as reflected in the accompanying consolidated statements of stockholder's investment. The provision for income taxes may not necessarily reflect the consolidated results of operations of the Company in the future or what they would have been had it been a separate, stand-alone entity during the periods presented.

  Income from continuing operations was $1,436,000 for fiscal 1995, compared to $1,172,000 in fiscal 1994.

  Net income for fiscal year 1995 was $1,460,000 compared to net income of $1,553,000 for fiscal year 1994. These results take into account income from discontinued operations of $24,000 for fiscal year 1995 compared to net income of $381,000 from discontinued operations for fiscal year 1994. See "-- Discontinued Operations."

LIQUIDITY AND CAPITAL RESOURCES

  Simultaneously with the Distribution, Parent contributed $8,828,000 in cash and cash equivalents to the Company for use in the Company's business. The Company plans to fund and support a business plan which includes continuing investment in channel development, promotion and product development for Broadway and other new commercial products, as well as other product areas. The Company believes that the proceeds from the Distribution, together with cash generated from future operations, will be sufficient to meet the Company's cash requirements for at least twelve months.

                    DATA TRANSLATION, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
Report of Independent Public Accountants..................................  17
Pro Forma Consolidated Balance Sheet as of November 30, 1996 and
 Consolidated Balance Sheets as of November 30, 1996 and 1995.............  18
Consolidated Statements of Operations for the Years Ended November 30,
 1996, 1995, and 1994.....................................................  19
Pro Forma Consolidated Statement of Stockholder's Investment for the Year
 Ended November 30, 1996 and Consolidated Statements of Stockholder's
 Investment for the Years Ended November 30, 1996, 1995, and 1994.........  20
Consolidated Statements of Cash Flows for the Years Ended November 30,
 1996, 1995, and 1994.....................................................  21
Notes to Consolidated Financial Statements................................  22

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Data Translation, Inc.:

  We have audited the accompanying consolidated balance sheets of Data Translation, Inc. (a Delaware corporation and wholly-owned subsidiary of Media 100 Inc. ("Parent")) and subsidiaries as of November 30, 1996 and 1995 and the related consolidated statements of operations, stockholder's investment and cash flows for each of the three years in the period ended November 30, 1996. These financial statements are the responsibility of Data Translation, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Data Translation, Inc. and subsidiaries as of November 30, 1996 and 1995 and the results of their operations and their cash flows for each of the three years in the period ended November 30, 1996, in conformity with generally accepted accounting principles.

                                          Arthur Andersen LLP

Boston, Massachusetts
January 13, 1997

                    DATA TRANSLATION, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                          PRO FORMA
                                         NOVEMBER 30,  NOVEMBER 30,  NOVEMBER 30,
                                             1996          1996          1995
                                         ------------  ------------  ------------
CURRENT ASSETS:
  Cash.................................. $ 8,828,000   $     1,000   $       --
  Accounts receivable, net of reserves
   of $132,000 and $156,000 in 1996 and
   1995, respectively...................   2,741,000     2,741,000     3,253,000
  Inventories...........................   1,490,000     1,490,000     1,086,000
  Prepaid expenses......................     690,000       690,000       383,000
                                         -----------   -----------   -----------
    Total current assets................  13,749,000     4,922,000     4,722,000
Net assets of discontinued operations...         --            --      2,232,000
Equipment and leasehold improvements,
 net....................................   2,352,000     2,352,000     2,250,000
Other assets--net.......................     260,000       260,000       133,000
                                         -----------   -----------   -----------
    Total Assets........................ $16,361,000   $ 7,534,000   $ 9,337,000
                                         ===========   ===========   ===========
CURRENT LIABILITIES:
  Accounts payable...................... $   377,000   $   377,000   $   716,000
  Borrowings from bank..................         --            --         39,000
  Accrued expenses......................   1,939,000     1,939,000     2,312,000
                                         -----------   -----------   -----------
    Total current liabilities...........   2,316,000     2,316,000     3,067,000
Net liabilities of discontinued
 operations.............................   1,424,000     1,424,000           --
Commitments and Contingencies (Note 8)
Deferred income taxes...................       3,000         3,000           --
STOCKHOLDER'S INVESTMENT:
  Investment by Parent..................         --      3,822,000     6,102,000
  Preferred stock, $.01 par value,--
   Authorized 5,000,000 shares, none
   issued and outstanding...............         --            --            --
  Common stock, $.01 par value,--
   Authorized 30,000,000 shares,
   2,022,021 shares issued and
   outstanding at November 30, 1996 pro
   forma................................      20,000           --            --
  Additional paid-in capital............  12,629,000           --            --
  Cumulative translation adjustment.....     (31,000)      (31,000)      168,000
                                         -----------   -----------   -----------
    Total stockholder's investment......  12,618,000     3,791,000     6,270,000
                                         -----------   -----------   -----------
  Total Liabilities and Stockholder's
   Investment........................... $16,361,000   $ 7,534,000   $ 9,337,000
                                         ===========   ===========   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                    DATA TRANSLATION, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                            FISCAL YEARS ENDED NOVEMBER 30,
                                          --------------------------------------
                                              1996         1995         1994
                                          ------------  -----------  -----------
Net sales................................ $ 21,201,000  $21,826,000  $22,440,000
Cost of sales............................    8,181,000    8,187,000    9,355,000
                                          ------------  -----------  -----------
    Gross profit.........................   13,020,000   13,639,000   13,085,000
Research and development expenses........    3,736,000    2,806,000    3,041,000
Selling and marketing expenses...........    9,696,000    6,799,000    6,212,000
General and administrative expenses......    2,032,000    1,627,000    1,924,000
                                          ------------  -----------  -----------
    Income (loss) from operations........   (2,444,000)   2,407,000    1,908,000
Interest income (expense)................      560,000       (7,000)      (1,000)
Other income (expense)...................      (51,000)       2,000       63,000
                                          ------------  -----------  -----------
    Income (loss) from continuing
     operations before tax provision
     (benefit)..............................(1,935,000)   2,402,000    1,970,000
Provision (benefit) for income taxes.....     (658,000)     966,000      798,000
                                          ------------  -----------  -----------
    Income (loss) from continuing
     operations..........................   (1,277,000)   1,436,000    1,172,000
Discontinued operations (Note 3):
  Income (loss) from discontinued
   operations of TFS Wokingham, Limited
   (less applicable provision (benefit)
   for income taxes of $(10,000),
   $10,000, and $163,000, respectively)..   (3,555,000)      24,000      381,000
                                          ------------  -----------  -----------
    Net income (loss).................... $ (4,832,000) $ 1,460,000  $ 1,553,000
                                          ============  ===========  ===========
Income (loss) from continuing operations
 per common share........................ $      (0.64) $      0.86
Income (loss) from discontinued
 operations per common share............. $      (1.78) $      0.01
                                          ------------  -----------
Net income (loss) per common share....... $      (2.42) $      0.87
                                          ============  ===========
Weighted average number of common and
 common equivalent shares outstanding....    1,998,000    1,675,000
                                          ============  ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                    DATA TRANSLATION, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF STOCKHOLDER'S INVESTMENT

                                    FISCAL YEARS ENDED NOVEMBER 30,
                             -------------------------------------------------
                              PRO FORMA
                                 1996         1996         1995        1994
                             ------------  -----------  ----------  ----------
Investment by Parent
 Balance--Beginning of
  Year...................... $  6,102,000  $ 6,102,000  $4,950,000  $5,018,000
  Net income (loss).........   (4,832,000)  (4,832,000)  1,460,000   1,553,000
  Impact of income taxes....      658,000      658,000    (966,000)   (798,000)
  Net activity with Parent..    1,894,000    1,894,000     658,000    (823,000)
  Pro forma contribution
   from Parent..............    8,827,000          --          --          --
  Pro forma transfer to
   common stock and
   additional paid-in
   capital..................  (12,649,000)         --          --          --
                             ------------  -----------  ----------  ----------
 Balance--End of Year....... $        --   $ 3,822,000  $6,102,000  $4,950,000
Common Stock
 Balance--Beginning of
  Year...................... $        --   $       --   $      --   $      --
  Pro forma issuance of
   2,022,021 shares of
   common stock, $.01 par
   value per share..........       20,000          --          --          --
                             ------------  -----------  ----------  ----------
 Balance--End of Year....... $     20,000  $       --   $      --   $      --
Additional Paid-in Capital
 Balance--Beginning of
  Year...................... $        --   $       --   $      --   $      --
  Pro forma contribution
   from Parent..............   12,629,000          --          --          --
                             ------------  -----------  ----------  ----------
 Balance--End of Year....... $ 12,629,000  $       --   $      --   $      --
Cumulative Translation
 Adjustment
 Balance--Beginning of
  Year...................... $    168,000  $   168,000  $   27,000  $    4,000
  Translation adjustments...     (199,000)    (199,000)    141,000      23,000
                             ------------  -----------  ----------  ----------
 Balance--End of Year....... $    (31,000) $   (31,000) $  168,000  $   27,000
                             ------------  -----------  ----------  ----------
  Total Stockholder's
   Investment............... $ 12,618,000  $ 3,791,000  $6,270,000  $4,977,000
                             ============  ===========  ==========  ==========


  The accompanying notes are an integral part of these consolidated financial statements.

                    DATA TRANSLATION, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            FISCAL YEARS ENDED NOVEMBER 30,
                                           -----------------------------------
                                              1996         1995        1994
                                           -----------  ----------  ----------
Cash Flows from Operating Activities:
 Net income (loss)........................ $(4,832,000) $1,460,000  $1,553,000
 Adjustments to reconcile net income
  (loss) to net cash provided by (used in)
  operating activities--
  Depreciation and amortization...........     844,000     836,000     873,000
  Deferred income taxes...................       3,000         --          --
  Changes in current assets and
   liabilities--
   Accounts receivable....................     512,000    (274,000)   (460,000)
   Inventories............................    (404,000)   (118,000)    199,000
   Prepaid expenses.......................    (307,000)    (15,000)    (95,000)
   Net assets (liabilities) of
    discontinued operations...............   3,656,000    (312,000)    350,000
   Accounts payable.......................    (339,000)     76,000    (137,000)
   Due to related party...................         --     (546,000)        --
   Accrued expenses.......................    (373,000)    706,000    (403,000)
                                           -----------  ----------  ----------
    Net cash provided by (used in)
     operating activities.................  (1,240,000)  1,813,000   1,880,000
                                           -----------  ----------  ----------
Cash Flows from Investing Activities:
 Purchases of equipment and leasehold
  improvements............................    (861,000) (1,617,000)   (217,000)
 Increase in other assets.................    (212,000)    (68,000)    (65,000)
                                           -----------  ----------  ----------
    Net cash used in investing
     activities...........................  (1,073,000) (1,685,000)   (282,000)
                                           -----------  ----------  ----------
Cash Flows from Financing Activities:
 Net borrowings from bank.................     (39,000)     39,000         --
 Impact of income taxes...................     658,000    (966,000)   (798,000)
 Decrease (increase) in investment by
  Parent..................................   1,894,000     658,000    (823,000)
                                           -----------  ----------  ----------
    Net cash provided by (used in)
     financing activities.................   2,513,000    (269,000) (1,621,000)
                                           -----------  ----------  ----------
Exchange Rate Effects.....................    (199,000)    141,000      23,000
                                           -----------  ----------  ----------
Net increase in cash......................       1,000         --          --
Cash, beginning of period.................         --          --          --
                                           -----------  ----------  ----------
Cash, end of period....................... $     1,000  $      --   $      --
                                           ===========  ==========  ==========
Supplemental Disclosure of Cash Flow
 Information:
  Cash paid for income taxes.............. $       --   $      --   $      --
  Cash paid for interest..................         --        7,000       1,000
                                           ===========  ==========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                    DATA TRANSLATION, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BACKGROUND AND BASIS OF PRESENTATION

 (a) Background

  Data Translation, Inc., f/k/a Data Translation II, Inc., (the "Company") was incorporated in September 1996 as a wholly-owned subsidiary of Media 100 Inc., f/k/a Data Translation, Inc., ("Parent"). On November 29, 1996, Parent contributed to the Company substantially all of the assets and liabilities of Parent's data acquisition and imaging, commercial products and networking distribution groups (the "Contributed Businesses"). On November 11, 1996, Parent sold a substantial portion of the assets of the networking distribution business, and the Company is in the process of discontinuing and winding-up the remainder of such business. The Company will continue to operate the data acquisition and imaging and commercial products groups. On December 2, 1996 (the "Distribution Date"), Parent distributed to its stockholders in the form of a dividend all of the outstanding shares of capital stock of the Company (the "Distribution").

  Based on the law in effect at the time and certain facts beyond the control of the Company and Parent assumed to be true at the time of the Distribution, Parent believes that the Distribution may qualify as a tax-free distribution under Section 355 of the Internal Revenue Code (the "Code"). However, there is a significant risk that the Distribution may not qualify as a tax-free distribution. Parent has not requested and does not intend to request a letter ruling from the Internal Revenue Service (the "IRS") nor has Parent received an opinion of counsel on the tax treatment of the Distribution. Further, the tax treatment of the Distribution is not entirely clear. The Distribution may not satisfy the IRS' published guidelines for issuing advance letter rulings on the tax-free treatment of spin-off transactions. The Distribution was not conditioned on either the receipt of a letter ruling from the IRS or an opinion of counsel that the Distribution qualifies as a tax-free distribution. If the Distribution were to fail to qualify for such tax-free treatment, the Distribution may be taxable to Parent and would be taxable to its stockholders receiving Common Stock of the Company pursuant thereto.

  The Company designs, develops and manufactures high performance data acquisition and imaging products for use with personal computers. The Company's principal products are digital signal processing boards and software which receive analog signals, convert them to digital form and process the digital data.

 (b) Basis of Presentation

  The consolidated financial statements reflect the results of operations, financial position, changes in stockholder's investment and cash flows of the businesses that were transferred to the Company from Parent in the Distribution as if the Company were a separate entity for all periods presented. The consolidated financial statements have been prepared using the historical basis in assets and liabilities and historical results of operations related to the Contributed Businesses. Changes in stockholder's investment represent Parent's contribution of its net investment after giving effect to the net income of the Company plus net cash transfers to or from Parent. The Company began accumulating its retained earnings on the date of the Distribution.

  Additionally, the consolidated financial statements include allocations of certain Parent corporate assets, liabilities and expenses relating to the Contributed Businesses that were transferred to the Company from Parent. Management believes these allocations are reasonable. All material intercompany transactions and balances between the Contributed Businesses have been eliminated.

  General corporate overhead related to corporate headquarters and common support divisions will be allocated by the Company based on a number of factors including, for example, personnel, space, time and effort, and sales volume. Management believes these allocations are reasonable. However, the costs of these services charged to the Company are not necessarily indicative of the costs that would have been incurred if the Company had performed these functions as a stand-alone entity. Subsequent to the Distribution, the Company will allocate costs associated with certain shared services to Parent as disclosed in the Corporate Services and Use and Occupancy Agreements (see Note 8(a)(iii)). Additionally, income taxes are calculated on a separate tax return basis (see Notes 2(i) and 9).

                    DATA TRANSLATION, INC. AND SUBSIDIARIES

  The financial information included herein may not necessarily reflect the consolidated results of operations, financial position, changes in stockholder's investment and cash flows of the Company in the future or what they would have been had it been a separate, stand-alone entity during the periods presented.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 (a) Principles of Consolidation

  The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

 (b) Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 (c) Inventories

  Inventories are stated at the lower of first-in, first-out ("FIFO") cost or market and consist of the following:

                                                               NOVEMBER 30,
                                                           ---------------------
                                                              1996       1995
                                                           ---------- ----------
   Raw materials.......................................... $  904,000 $  629,000
   Work in-process........................................    181,000     20,000
   Finished goods.........................................    405,000    437,000
                                                           ---------- ----------
                                                           $1,490,000 $1,086,000
                                                           ========== ==========

  Work in-process and finished goods inventories include material, labor and manufacturing overhead. Management performs periodic reviews of inventory and disposes of items not required by their manufacturing plan and reduces the carrying cost of inventory items to the lower of cost or market (with market value generally defined as the lower of replacement cost or net realizable value).

 (d) Depreciation and Amortization

  The Company provides for depreciation and amortization, using the straight-line and declining balance methods, by charges to operations in amounts that allocate the cost of the equipment and leasehold improvements over the following estimated useful lives:

                             DESCRIPTION                            USEFUL LIVES
                             -----------                            ------------
   Machinery and equipment......................................... 3 to 7 years
   Furniture and fixtures..........................................      7 years
   Vehicles........................................................      3 years

  Leasehold improvements are amortized over the shorter of their economic life or the life of the lease.

                    DATA TRANSLATION, INC. AND SUBSIDIARIES

 (e) Equipment and Leasehold Improvements, Net

  Equipment and leasehold improvements are stated at cost, less accumulated depreciation and amortization, and consist of the following:

                                                             NOVEMBER 30,
                                                        -----------------------
                                                           1996        1995
                                                        ----------- -----------
   Machinery and equipment............................. $14,609,000 $14,206,000
   Furniture and fixtures..............................   2,135,000   2,171,000
   Vehicles............................................      73,000      87,000
   Leasehold improvements..............................   2,051,000   1,543,000
                                                        ----------- -----------
                                                         18,868,000  18,007,000
   Less--accumulated depreciation and amortization.....  16,516,000  15,757,000
                                                        ----------- -----------
                                                        $ 2,352,000 $ 2,250,000
                                                        =========== ===========

 (f) Foreign Currency

  The Company translates the assets and liabilities of its foreign subsidiaries at the rates of exchange in effect at year-end. Revenues and expenses are translated using exchange rates in effect during the year. Gains and losses from foreign currency translation are credited or charged to "Cumulative translation adjustment" included in stockholder's investment in the accompanying consolidated balance sheets. Foreign currency transaction gains and losses are included in "Other income (expense)" on the accompanying consolidated statements of operations. Foreign currency transaction gains and losses were not significant for the years ended November 30, 1996, 1995 and 1994.

 (g) Revenue Recognition

  The Company recognizes revenue when products are shipped. Costs of service and warranty are not significant and are charged to operations as incurred. Revenues from hardware systems with other than incidental software components and stand alone software sales are recognized upon shipment, provided that no significant vendor or postcontract support obligations remain outstanding and collection of the resulting receivable is deemed to be probable.

 (h) Research and Development Costs

  In accordance with Statement of Financial Accounting Standard ("SFAS") No. 2, Accounting for Research and Development Costs, the Company charges research and development costs to operations as incurred. However, in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, the Company capitalizes certain computer software development costs upon establishing technological feasibility. Capitalized costs, net of accumulated amortization, were approximately $256,000, $106,000 and $119,000 as of November 30, 1996, 1995 and 1994, respectively, and are included in other assets. These costs are amortized on a straight-line basis over the lesser of two years or the economic life of the product. Amortization expense, included in cost of sales in the accompanying consolidated statements of operations, was $85,000, $80,000, and $90,000 in 1996, 1995 and 1994,
respectively.

 (i) Income Taxes

  Historically, the Company's operations have been included in the consolidated income tax returns filed by Parent. The provision for income taxes in the Company's consolidated financial statements has been calculated on a separate tax return basis (see Note 9).

                    DATA TRANSLATION, INC. AND SUBSIDIARIES

 (j) Concentration of Credit Risk

  SFAS No. 105, Disclosure of Information About Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk, requires disclosure of any significant off-balance sheet and credit risk concentrations. The Company has no significant off-balance sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

 (k) Disclosure About Fair Value of Financial Instruments

  SFAS No. 107, Disclosure About Fair Market Value of Financial Instruments, requires disclosure of estimated fair values for certain of its financial instruments. The Company's financial instruments include accounts receivable and accounts payable. The carrying amounts of these financial instruments approximate their fair value.

 (l) Pro Forma Presentation

  The pro forma consolidated balance sheet and pro forma consolidated statement of stockholder's investment as of November 30, 1996 reflect (1) the contribution of $8,828,000 from Parent simultaneously with the Distribution and (2) the distribution of the investment by Parent to the existing stockholders of Parent in the form of a one-for-four stock dividend as discussed in Note 1(a) and reflects the capitalization of the Company. The pro forma stockholder's investment excludes any tax considerations pertaining to the Distribution.

3. DISCONTINUED OPERATIONS

  On July 30, 1996, Parent announced its strategic decision to discontinue the operations comprising its networking business. The networking operations were historically operated by TFS Wokingham, Limited, f/k/a Data Translation Networking Limited ("Networking") which distributed, integrated and supported enterprise-wide networking products manufactured by third party suppliers in the United Kingdom. On November 11, 1996, the Parent sold certain assets of the networking distribution business, primarily inventories, equipment and its ongoing business, for approximately $1.3 million. Parent recognized a gain of approximately $340,000 on this transaction. The Company is in the process of discontinuing and winding-up the remainder of such business.

  The Company estimates a loss on the disposal of the remaining business assets and extinguishment of liabilities of approximately $1,561,000 before applicable income taxes.

  Sales from Networking were approximately $16,522,000, $20,348,000, and $15,382,000 for the years ended November 30, 1996, 1995, and 1994, respectively.

  The components of net assets (liabilities) of discontinued operations included in the accompanying consolidated balance sheets at November 30, 1996 and 1995 follow:

                                                            NOVEMBER 30,
                                                       ------------------------
                                                          1996         1995
                                                       -----------  -----------
   Accounts receivable, net........................... $ 1,563,000  $ 5,742,000
   Inventories........................................   1,159,000    2,546,000
   Prepaid expenses...................................     433,000      337,000
   Equipment and leasehold improvements, net..........      68,000      233,000
   Accounts payable...................................  (1,450,000)  (3,903,000)
   Borrowings from a bank.............................  (1,577,000)    (657,000)
   Accrued expenses...................................  (1,620,000)  (2,066,000)
                                                       -----------  -----------
                                                       $(1,424,000) $ 2,232,000
                                                       ===========  ===========

                    DATA TRANSLATION, INC. AND SUBSIDIARIES

4. NET INCOME PER COMMON SHARE

  Prior to the Distribution, the Company had 100 shares of Common Stock outstanding, all of which were owned by Parent. Effective with the Distribution discussed in Note 1(a), the stockholders of Parent received one share of the common stock of the Company for each four shares of common stock held of Parent. Accordingly, the net income per common share was calculated by dividing net income by the sum of the weighted average number of shares of common stock plus common equivalent shares of Parent. Common equivalent shares are calculated using the treasury stock method and considered outstanding for all periods presented. Fully diluted net income per common share has not been separately presented, as the amounts would not be materially different from net income per share.

5. STOCK OPTION PLANS

 (a) 1996 Stock Option Plan

  Effective with the Distribution, the Company adopted the 1996 Stock Option Plan (the "1996 Stock Option Plan") for its key employees, directors, and others, which permits the grant of stock options as approved by the Company's Board of Directors. 500,000 shares of common stock have been reserved for issuance under the 1996 Stock Option Plan. Options granted pursuant to the 1996 Stock Option Plan may, at the discretion of the Board, be incentive stock options as defined by the Internal Revenue Code. Subject to the provisions of the 1996 Stock Option Plan, options granted are at a price as specified by the Board. The Board will determine when the options will vest and expire, but in no event will the option period exceed ten years.

  Subject to certain conditions, employees of the Company and Parent will be paid an amount in cash intended to compensate them for the loss of incentive stock option treatment under the Code with respect to options they hold in the company which is not their employer following the Distribution. Such amount will be paid by the company which has issued the option, will be determined by such company in its discretion and will not exceed the value of the corresponding tax benefit to such company.

  (b) Replacement Stock Option Plan

  The Company's Board of Directors adopted the Company's Replacement Stock Option Plan (the "Replacement Plan"), effective as of the date of the Distribution. The Replacement Plan provides for the issuance, effective immediately prior to the Distribution, of options to purchase shares of Common Stock (the "Replacement Options") to holders of options to purchase shares of Parent Stock that were granted under Parent's 1992 Key Employee Incentive Plan and its 1982 Key Employee Incentive Plan and were outstanding on the date of the Distribution (the "Parent Options"), as part of an adjustment to the Parent Options. The number of shares subject to each Replacement Option, the exercise price therefor and the other terms and conditions of each Replacement Option have been determined in accordance with the applicable provisions of the Distribution Agreement. It is intended that Replacement Options issued to employees of the Company ("Transferred Employees") in respect of Parent Options that qualify as Incentive Options shall qualify as Incentive Options pursuant to Section 424(a) of the Code. Replacement Options issued to persons other than Transferred Employees and Replacement Options issued to Transferred Employees in respect of Parent Options that do not qualify as Incentive Options will be Non-Qualified Options.

  The Replacement Plan shall be administered by the Board of Directors or by a stock option committee appointed by the Board of Directors. The Company has authorized the issuance of up to 275,000 shares of Common Stock under the Replacement Plan, which the Company expects to be sufficient to satisfy all purchase requirements under the Replacement Options.

                    DATA TRANSLATION, INC. AND SUBSIDIARIES

6. EMPLOYEE STOCK PURCHASE PLAN

  Effective with the Distribution, the Company established an Employee Stock Purchase Plan (the "Stock Purchase Plan") which permits the eligible employees of the Company and its subsidiaries to purchase shares of the Company's common stock, at a discount, through regular monthly payroll deductions of up to 10% of their pre-tax gross salary. Subject to adjustment for stock splits, stock dividends and similar events, a maximum of 150,000 shares of common stock may be issued under the Stock Purchase Plan.

7. RETIREMENT PLAN

  The majority of the Company's employees were eligible to participate in Parent's employee savings plan (the "Savings Plan") in compliance with Section 401(k) of the Internal Revenue Code. Following the Distribution, the Company established a plan similar to the Savings Plan. The Savings Plan provides for annual Company contributions of up to 15% of the first 6% of total salary per participant. These contributions vest incrementally over a five-year period. Contributions to the Savings Plan charged to operations with respect to Company's employees were $43,000, $28,000, and $0 in 1996, 1995 and 1994, respectively.

  The Company does not provide postretirement benefits to any employees as defined under SFAS No. 106, Employer's Accounting for Postretirement Benefits Other Than Pensions.

8. COMMITMENTS AND CONTINGENCIES

 (a) Intercompany Agreements

  (I) DISTRIBUTION AGREEMENT

  The Distribution Agreement provides for indemnification of Parent by the Company in a manner designed to place financial responsibility with the Company for specified liabilities arising out of the Contributed Businesses, including such liabilities prior to the Distribution. Parent has indemnified the Company for liabilities arising out of the Media 100 business both prior to and after the Distribution.

  The Distribution Agreement also provides for a tax sharing arrangement between the Company and Parent. Parent is solely responsible for any tax liabilities relating to periods prior to the date of the Distribution, and is entitled to any tax refunds relating to such periods. After the date of the Distribution, each of the Company and Parent are responsible for tax liabilities relating to their respective operations.

  With respect to any liability relating to the Distribution being deemed a taxable transaction, Parent is responsible for 75% of any such liability and the Company is responsible for 25% of any such liability; provided, however, that if the Distribution is deemed a taxable transaction as a result of certain actions taken, caused by or within the control of either Parent or the Company, such party shall be solely responsible for the resulting tax liability.

  (II) CORPORATE SERVICES AND USE AND OCCUPANCY AGREEMENTS

  Effective as of the date of the Distribution, the Company and Parent have corporate services and use and occupancy agreements under which the Company will provide Parent with certain facilities, equipment and administrative services. Parent will pay the Company in accordance with the predetermined rates and fees mutually agreed upon.

  Management believes that the rates and fees charged by the Company are reasonable and that such fees are representative of the expenses Parent would have incurred on a stand-alone basis. The corporate services

                    DATA TRANSLATION, INC. AND SUBSIDIARIES
agreement shall remain in effect until the earlier of the discontinuance or termination of all services to be provided or December 31, 1997. The Use and Occupancy Agreement shall remain in effect until April 30, 1997.

  Prior to the corporate services agreement, related expenses were allocated based on estimated time spent relating directly to the Company's activities. Management believes these allocations are reasonable. Allocated expenses under these agreements totaled $3,541,000, $2,545,000, and $3,567,000 in fiscal years 1996, 1995 and 1994, respectively.

  During the transition of moving from shared to independent services following the date of the Distribution, Parent may request that the Company provide additional services to Parent until Parent is able to otherwise contract or arrange for such services, in which case Parent and the Company have agreed to negotiate in good faith as to the scope of such services and the terms and conditions under which such services may be provided.

 (b) Contingencies

  From time to time, the Company is involved in disputes and/or litigation encountered in its normal course of business. The Company does not believe that the ultimate impact of the resolution of such matters will have a material adverse effect on the Company's financial condition or results of operations.

 (c) Lease Commitments

  The Company has operating lease agreements expiring December 1, 1999 for a building and property owned by a related party trust. The agreements provide for aggregate minimum annual rental payments plus other expenses of the lessor on a net basis. Total rental expense charged to operations on these leases included in the accompanying consolidated statements of operations was approximately $546,000, $633,000, and $732,000 for each of the years ended November 30, 1996, 1995 and 1994, respectively.

  In addition, the Company leases sales facilities and equipment under leases expiring through 2001. Rent expense under these agreements totaled $360,000, $425,000, and $229,000 in the years ended November 30, 1996, 1995 and 1994, respectively. Future minimum lease payments under all operating leases are as follows:

      FISCAL YEARS ENDED NOVEMBER 30,                                  AMOUNT
      -------------------------------                                ----------
      1997.......................................................... $1,343,000
      1998..........................................................  1,223,000
      1999..........................................................  1,176,000
      2000..........................................................    156,000
      2001..........................................................     59,000
      Thereafter....................................................        --
                                                                     ----------
      Total minimum lease payments.................................. $3,957,000
                                                                     ==========

9. INCOME TAXES

  The income tax provision (benefit) in the accompanying consolidated statements of operations has been calculated on a separate tax return basis. Prior to the Distribution as discussed in Note 1(a), the Company filed its tax return as part of a consolidated group with Parent. The consolidated group did not have any net tax requirements during any of the periods presented due to the utilization of net operating losses of its other entities. Thus, the offsetting charge for the income tax provision has been included as an element of the "Investment by Parent" in the accompanying consolidated statements of stockholder's investment. The financial information included herein may not necessarily reflect the consolidated results of operations of the Company in the future or what they would have been had it been a separate, stand-alone entity during the periods presented.

                    DATA TRANSLATION, INC. AND SUBSIDIARIES

  The Company has accounted for income taxes in accordance with the provisions of SFAS No. 109. The approximate tax effect of each type of temporary difference is summarized as follows:

                                                               NOVEMBER 30,
                                                             ------------------
                                                               1996      1995
                                                             --------  --------
   Depreciation............................................. $459,000  $387,000
   Nondeductible reserves and accruals......................  383,000   568,000
   Capitalized software development costs................... (103,000)  (43,000)
                                                             --------  --------
                                                              739,000   912,000
   Less--Valuation Allowance................................  739,000   912,000
                                                             --------  --------
                                                             $    --   $    --
                                                             ========  ========

  Due to the uncertainty surrounding the timing of realizing the benefits of its favorable tax attributes in future income tax returns, the Company has placed a valuation allowance against its otherwise recognizable deferred tax assets.

  The income tax provision (benefit) shown in the accompanying consolidated statements of operations comprise the following:

                                                         NOVEMBER 30,
                                                 ------------------------------
                                                   1996       1995       1994
                                                 ---------  ---------  --------
   Federal:
     Current.................................... $(814,000) $ 920,000  $693,000
     Deferred...................................   135,000   (209,000)  (27,000)
   State:
     Current....................................   (39,000)   268,000   202,000
     Deferred...................................    39,000    (61,000)   (8,000)
   Foreign--Current (benefit)...................    21,000     48,000   (62,000)
                                                 ---------  ---------  --------
                                                 $(658,000) $ 966,000  $798,000
                                                 =========  =========  ========

                    DATA TRANSLATION, INC. AND SUBSIDIARIES

10. GEOGRAPHIC INFORMATION

  Operations in various geographic areas for the three years ended November 30, 1996 are summarized as follows:

                          UNITED STATES    EUROPE    ELIMINATIONS  CONSOLIDATED
                          -------------  ----------  ------------  ------------
FISCAL 1994
Sales to unaffiliated
 customers(1)...........  $ 18,272,000   $4,168,000  $       --    $ 22,440,000
Sales or transfers
 between geographic
 areas..................     2,104,000          --    (2,104,000)           --
                          ------------   ----------  -----------   ------------
Total net sales.........  $ 20,376,000   $4,168,000  $(2,104,000)  $ 22,440,000
                          ------------   ----------  -----------   ------------
Income (loss) before
 provision for income
 taxes..................  $  2,185,000   $ (154,000) $   (61,000)  $  1,970,000
                          ============   ==========  ===========   ============
Identifiable assets from
 continuing
 operations(2)..........  $  5,751,000   $1,418,000  $(1,320,000)  $  5,849,000
                          ============   ==========  ===========   ============
FISCAL 1995
Sales to unaffiliated
 customers(1)...........  $ 17,692,000   $4,134,000  $       --    $ 21,826,000
Sales or transfers
 between geographic
 areas..................     1,919,000          --    (1,919,000)           --
                          ------------   ----------  -----------   ------------
Total net sales.........  $ 19,611,000   $4,134,000  $(1,919,000)  $ 21,826,000
                          ------------   ----------  -----------   ------------
Income before provision
 for income taxes.......  $  2,275,000   $  120,000  $     7,000   $  2,402,000
                          ============   ==========  ===========   ============
Identifiable assets from
 continuing
 operations(2)..........  $  7,004,000   $1,557,000  $(1,456,000)  $  7,105,000
                          ============   ==========  ===========   ============
FISCAL 1996
Sales to unaffiliated
 customers(1)...........  $ 17,480,000   $3,721,000  $       --    $ 21,201,000
Sales or transfers
 between geographic
 areas..................     1,870,000          --    (1,870,000)           --
                          ------------   ----------  -----------   ------------
Total net sales.........  $ 19,350,000   $3,721,000  $(1,870,000)  $ 21,201,000
                          ------------   ----------  -----------   ------------
Income (loss) before
 provision for income
 taxes..................  $ (2,037,000)  $   50,000  $    52,000   $ (1,935,000)
                          ============   ==========  ===========   ============
Identifiable assets from
 continuing
 operations(2)..........  $  7,909,000   $  881,000  $(1,256,000)  $  7,534,000
                          ============   ==========  ===========   ============

--------
(1) Foreign sales from the United States to unaffiliated customers for the years ended November 30, 1996, 1995 and 1994 were approximately $3,536,000, $3,748,000 and $3,547,000, respectively.
(2) Excludes net assets (liabilities) of discontinued operations of $(1,424,000), $2,232,000, and $1,920,000 as of November 30, 1996, 1995 and
    1994, respectively.

11. ACCRUED EXPENSES

  Accrued expenses consist of the following:

                                                              NOVEMBER 30,
                                                          ---------------------
                                                             1996       1995
                                                          ---------- ----------
   Payroll and related taxes............................. $  545,000 $  551,000
   Bonuses and commissions...............................    350,000     15,000
   Professional services.................................    125,000     15,000
   Other.................................................    918,000  1,731,000
                                                          ---------- ----------
                                                          $1,938,000 $2,312,000
                                                          ========== ==========

                    DATA TRANSLATION, INC. AND SUBSIDIARIES

12. VALUATION AND QUALIFYING ACCOUNTS

  The following table sets forth activity in the Company's accounts receivable reserve account:

                                      BEGINNING COST AND               END OF
             BALANCE AT                OF YEAR   EXPENSE   DEDUCTIONS  PERIOD
             ----------               --------- ---------  ---------- --------
For the Year Ended November 30,
 1994................................ $247,000  $ 172,000   $181,000  $238,000
For the Year Ended November 30,
 1995................................ $238,000  $ (46,000)  $ 36,000  $156,000
For the Year Ended November 30,
 1996................................ $156,000  $   5,000   $ 29,000  $132,000

13. SELECTED QUARTERLY INFORMATION (UNAUDITED)

   FOR THE FISCAL QUARTERS ENDED:    FEBRUARY 28 MAY 31   AUGUST 31 NOVEMBER 30
   ------------------------------    ----------- -------  --------- -----------
1996
Net sales...........................   $5,694    $ 5,064   $ 5,100    $ 5,343
Gross profit........................    3,505      3,298     3,021      3,196
Income (loss) from continuing
 operations.........................      294        222      (714)    (1,079)
Income (loss) from discontinued
 operations.........................       38       (372)   (2,271)      (950)
                                       ------    -------   -------    -------
Net income (loss)...................      332       (150)   (2,985)    (2,029)
                                       ======    =======   =======    =======
Income (loss) from continuing
 operations per share...............   $ 0.14    $  0.11   $ (0.35)   $ (0.53)
Income (loss) from discontinued
 operations per share...............   $ 0.02    $ (0.19)  $ (1.13)   $ (0.47)
                                       ------    -------   -------    -------
Net income (loss) per share.........   $ 0.16    $ (0.08)  $ (1.48)   $ (1.00)
                                       ======    =======   =======    =======
1995
Net sales...........................   $5,775     $5,001    $5,583     $5,467
Gross profit........................    3,602      3,135     3,535      3,367
Income from continuing operations...      513        256       498        169
Income (loss) from discontinued
 operations.........................        6        104        10        (96)
                                       ------    -------   -------    -------
Net income..........................      519        360       508         73
                                       ======    =======   =======    =======
Income from continuing operations
 per share..........................   $ 0.32    $  0.16   $  0.29    $  0.10
Income (loss) from discontinued
 operations per share...............   $  --     $  0.06   $  0.01    $ (0.06)
                                       ------    -------   -------    -------
Net income per share................   $ 0.32    $  0.22   $  0.30    $  0.04
                                       ======    =======   =======    =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Directors. The information appearing under the caption "Nomination and Election of Directors" in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on May 14, 1997 (the "Proxy Statement") is incorporated herein by reference.

  Executive Officers. Information in response to this Item appears under the caption "Executive Officers of the Company" in Item 1 of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this Item appears under the caption "Executive Compensation" in the Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this Item appears under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this Item appears under the caption "Certain Relationships and Related Transactions" in the Proxy Statement and is incorporated herein by reference.

                                    PART IV

ITEM 14. FINANCIAL STATEMENTS AND EXHIBITS.

  (a)(1) Financial Statements. The Index to Consolidated Financial Statements appears at page 16 of this Form 10-K.

  (a)(2) Schedules. Schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission have been omitted because the information is disclosed in the financial statements or because such schedules are not required or are not applicable. See Index to Consolidated Financial Statements.

  (a)(3) Exhibits. Exhibits 10.6 through 10.8 constitute all of the management contracts and compensation plans and arrangements of the Company required to be filed as Exhibits to this Form 10-K.

  (b) Reports on Form 8-K. The Registrant did not file any reports on Form 8-K during the last quarter of the period covered by the Form 10-K.

    3.1   Certificate of Incorporation of Registrant(1)
    3.2   By-laws of Registrant(1)
          Specimen Stock Certificate of Common Stock (See also Exhibits 3.1 and
    4.1   3.2)(1)
          Distribution Agreement dated as of November 19, 1996 with Media 100
   10.1   Inc.(2)
          Intellectual Property Agreement dated as of December 2, 1996 with
   10.2   Media 100 Inc.(3)
          Corporate Services Agreement dated as of December 2, 1996 with Media
   10.3   100 Inc.(4)
          Use and Occupancy Agreement dated as of December 2, 1996 with Media
   10.4   100 Inc.(5)
          Lease dated December 1, 1979, as amended, for Locke Drive with Nason
   10.5   Hill Trust(1)
   10.6   1996 Stock Option Plan(6)
   10.7   Employee Stock Purchase Plan(7)
   10.8   Replacement Stock Option Plan(8)
   10.9*  Software Bundling Master License Agreement(1)
   10.10* Distribution Agreement dated June 26, 1996 by and between Data
          Translation, Inc. and DS Datenverarbeitung und Sensortechnik GmbH(1)
   21     List of Subsidiaries of the Registrant
   23.1   Consent of Arthur Andersen LLP
   27     Financial Data Schedule

--------
* Certain portions have been omitted and filed separately with the Securities and Exchange Commission.
(1) Incorporated herein by reference to the Company's Registration Statement on Form 10 (No. 000-21367) filed with the Securities and Exchange Commission on November 26, 1996
(2) Incorporated herein by reference to Exhibit 10.8.1 to the 1996 Annual Report on Form 10-K of Media 100 Inc. (File No. 0-14779) filed with the Securities and Exchange Commission on February 28, 1997
(3) Incorporated herein by reference to Exhibit 10.8.2 to the 1996 Annual Report on Form 10-K of Media 100 Inc. (File No. 0-14779) filed with the Securities and Exchange Commission on February 28, 1997
(4) Incorporated herein by reference to Exhibit 10.8.3 to the 1996 Annual Report on Form 10-K of Media 100 Inc. (File No. 0-14779) filed with the Securities and Exchange Commission on February 28, 1997
(5) Incorporated herein by reference to Exhibit 10.8.4 to the 1996 Annual Report on Form 10-K of Media 100 Inc. (File No. 0-14779) filed with the Securities and Exchange Commission on February 28, 1997
(6) Incorporated herein by reference to the Company's Registration Statement on Form S-8 (No. 333-16855) filed with the Securities and Exchange Commission on November 26, 1996
(7) Incorporated herein by reference to the Company's Registration Statement on Form S-8 (No. 333-16857) filed with the Securities and Exchange Commission on November 26, 1996
(8) Incorporated herein by reference to the Company's Registration Statement on Form S-8 (No. 333-16859) filed with the Securities and Exchange Commission on November 26, 1996

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Data Translation, Inc.

                                               /s/ Alfred A. Molinari, Jr.
                                          By: _________________________________
                                                ALFRED A. MOLINARI, JR.,
                                                 CHIEF EXECUTIVE OFFICER

Date: February 28, 1997

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.

                 SIGNATURE                             TITLE                  DATE
                 ---------                             -----                  ----

        /s/ Alfred A. Molinari, Jr.         Chief Executive Officer and February 28, 1997
-------------------------------------------  Chairman
          ALFRED A. MOLINARI, JR.


             /s/ Gary B. Godin              Vice President (Principal   February 28, 1997
-------------------------------------------  Financial Officer)
               GARY B. GODIN


          /s/ Dr. David Cyganski            Director                    February 28, 1997
-------------------------------------------
            DR. DAVID CYGANSKI


            /s/ Ellen W. Harpin             Director                    February 28, 1997
-------------------------------------------
              ELLEN W. HARPIN


              /s/ D'Anne Hurd               Director                    February 28, 1997
-------------------------------------------
                D'ANNE HURD

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER           DOCUMENT DESCRIPTION
 -------          --------------------
  21     List of Subsidiaries of the Registrant
  23.1   Consent of Arthur Andersen LLP
  27     Financial Data Schedule