Form 10-Q
period 1997-02-28
DATA TRANSLATION INC /NEW/
filed 1997-04-14
CIK 1022693

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

           For The Quarterly Period Ended:  February 28, 1997
                                            -----------------

      [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

           For The Transition Period From ___ To___


       Commission File Number: 0-21367
                               -------

                            DATA TRANSLATION, INC.
       -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                            04-3332230
----------------------------                       ----------------------------
(State or other jurisdiction                             (I.R.S. Employer
 of organization or incorporation)                    Identification Number)



                                100 Locke Drive
                          Marlborough, Massachusetts
         ------------------------------------------------------------
                    (Address of principal executive offices)

                                     01752
         ------------------------------------------------------------
                                  (Zip code)

                                (508) 481-3700
         ------------------------------------------------------------
              (Registrant's telephone number, including area code)


             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.






                Yes       X              No
                    -------------           -------------

             Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.







   Common Stock, par value $.01 per share                2,024,821 shares
   --------------------------------------           ---------------------------
                Class                               Outstanding at March 31,1997

                    DATA TRANSLATION, INC. AND SUBSIDIARIES

                                     INDEX
                                     -----

                                                                                                    Page No.
                                                                                                    --------
Part I - Financial Information:
  Consolidated Balance Sheet as of February 28, 1997 and
    Pro Forma Consolidated Balance Sheet as of November 30, 1996..................................      3

  Consolidated Statement of Operations for the Three Months Ended
    February 28, 1997 and Pro Forma Consolidated Statement of
    Operations for the Three Months Ended February 29, 1996.......................................      4

  Consolidated Statement of Stockholders' Equity
    For the Three Months Ended February 28, 1997..................................................      5

  Consolidated Statement of Cash Flows for the Three Months
    Ended February 28, 1997 and Pro Forma Consolidated
    Statement of Cash Flows for the Three Months Ended
    February 29, 1996.............................................................................      6

  Notes to Consolidated Financial Statements......................................................      7-8

  Management's Discussion and Analysis of
    Financial Condition and Results of Operations.................................................      9-10

Part II - Other Information.......................................................................      11

Signatures........................................................................................      12

                    DATA TRANSLATION, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                                                                       PRO FORMA
                                                                                                    February 28,      November 30,
                                                                                                            1997              1996
                                                                                                  --------------    --------------
Current Assets:
        Cash and cash equivalents                                                                 $    6,245,000    $    8,828,000
        Accounts receivable, net of
        reserves of
        $123,000 in 1997 and $132,000 in 1996                                                          2,835,000         2,741,000
        Due from Media 100 Inc.                                                                        1,239,000                 -
        Inventories                                                                                    1,065,000         1,490,000
        Prepaid expenses                                                                                 974,000           690,000
                                                                                                  --------------    --------------
           Total current assets                                                                       12,358,000        13,749,000

Equipment and Leasehold Improvements, net                                                              2,330,000         2,352,000

Other Assets - net                                                                                       255,000           260,000
                                                                                                  --------------    --------------

Total Assets                                                                                      $   14,943,000    $   16,361,000
                                                                                                  ==============    ==============


Current Liabilities:
              Accounts payable                                                                    $      160,000    $      377,000
              Due to related party                                                                       273,000                 -
              Accrued expenses                                                                         2,110,000         1,939,000
                                                                                                  --------------    --------------
              Total current liabilities                                                                2,543,000         2,316,000

Net liabilities of discontinued operations                                                             1,424,000         1,424,000

Deferred Income Taxes                                                                                      3,000             3,000

Stockholders' Equity:
             Preferred Stock, $.01 par value,
               Authorized - 5,000,000 shares,                                                                  -                 -
               none issued
             Common Stock, $.01 par value,
               Authorized - 30,000,000 shares,
               issued -
               2,022,121 in 1997 and 2,022,021 in
               1996 pro forma                                                                             20,000            20,000
              Capital in excess of par value                                                          12,629,000        12,629,000
              Retained earnings                                                                       (1,659,000)                -
              Cumulative translation adjustment                                                          (17,000)          (31,000)
                                                                                                  --------------    --------------

                             Total stockholders' equity                                               10,973,000        12,618,000
                                                                                                  --------------    --------------

Total Liabilities and Stockholders' Equity                                                        $   14,943,000    $   16,361,000
                                                                                                  ==============    ==============


                The accompanying notes are an integral part of
                   these consolidated financial statements.

                    DATA TRANSLATION, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS




                                                         Three Months Ended
                                                                          PRO FORMA
                                                February 28, 1997     February 29, 1996
                                              -------------------    -------------------

Net sales                                     $         5,056,000    $         5,694,000

Cost of sales                                           2,446,000              2,189,000
                                              -------------------    -------------------

     Gross profit                                       2,610,000              3,505,000

Research and development expenses                         969,000                899,000
Selling and marketing expenses                          2,719,000              1,893,000
General and administrative expenses                       640,000                434,000
                                              -------------------    -------------------

     Operating income (loss)                           (1,718,000)               279,000

Interest income                                            95,000                138,000
Interest expense                                           (1,000)                     -
Other expense                                             (35,000)               (43,000)
                                              -------------------    --------------------

     Income (loss) from continuing
      operations before tax provision                  (1,659,000)               374,000

Tax provision                                                   -                 81,000
                                              -------------------    -------------------

Income (loss) from continuing operations               (1,659,000)               293,000

Income from discontinued operations                             -                 38,000
                                              -------------------    -------------------

    Net (loss) income                         $        (1,659,000)   $           331,000
                                              ===================    ===================

Income (loss) from continuing
 operations per common share                  $             (0.82)   $              0.14
Income from discontinued
 operations per common share                                    -                   0.02
                                              -------------------    -------------------

Net income (loss) per common share            $             (0.82)   $              0.16
                                              ===================    ===================

Weighted average number of common
     and common equivalent shares
      outstanding                                       2,022,000              2,101,000




                The accompanying notes are an integral part of
                   these consolidated financial statements.

                    DATA TRANSLATION, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY



                                  Common Stock
                                 $.01 Par Value
                            ----------------------   Capital in                  Cumulative       Total
                                Issued               Excess of      Retained    Translation   Stockholders'
                                Shares     Amount    Par Value      Earnings     Adjustment       Equity
                            -------------------------------------------------------------------------------

Balance, November 30, 1996             -  $     -   $          -   $        -      $(31,000)    $   (31,000)

Stock dividend (Note 9)        2,022,021    20,000    12,629,000            -             -      12,649,000

Proceeds from stock plans            100         -             -            -             -               -

Translation adjustment                 -         -             -            -        14,000          14,000

Net loss                               -         -             -   (1,659,000)            -      (1,659,000)
                            -------------------------------------------------------------------------------

Balance, February 28, 1997     2,022,121   $20,000   $12,629,000  $(1,659,000)     $(17,000)    $10,973,000
                            ================================================================================



                The accompanying notes are an integral part of
                   these consolidated financial statements.

                    DATA TRANSLATION, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 Three Months Ended
                                                                                                             PRO FORMA
                                                                                                            February 29,
                                                                                    February 28, 1997           1996
                                                                                   -------------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                               $        (1,659,000)   $        331,000
  Adjustments to reconcile net income (loss) to
   net cash used in operating activities-
                             Depreciation and                                                 225,000             199,000
                             amortization
                               Change in assets and
                               liabilities-
                             Accounts receivable                                              (94,000)           (519,000)
                             Due from Media 100 Inc.                                       (1,239,000)             -
                             Inventories                                                      425,000            (415,000)
                             Prepaid expenses                                                (284,000)           (274,000)
                             Net assets of                                                          -              91,000
                             discontinued operations
                             Accounts payable                                                (217,000)           (452,000)
                             Due to related party                                             273,000             273,000
                             Accrued expenses                                                 171,000            (344,000)
                                                                                  -------------------    ----------------

                             Net cash used in
                             operating activities                                 $        (2,399,000)   $     (1,110,000)
                                                                                  -------------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
                             Purchases of equipment
                             and leasehold improvements                                      (183,000)           (106,000)
                             Decrease (increase) in
                             other assets                                                     (10,000)             20,000
                                                                                  -------------------    ----------------

                             Net cash used in
                             investing activities                                 $          (193,000)   $        (86,000)
                                                                                  -------------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
                             Borrowings from bank                                                   -             (39,000)
                             Increase in investment by
                             Media 100 Inc.                                                         -           1,276,000
                                                                                  -------------------    ----------------

                             Net cash provided by
                             financing activities                                 $                 -    $      1,237,000
                                                                                  -------------------    ----------------

EXCHANGE RATE EFFECTS                                                                           9,000             (41,000)
                                                                                  -------------------    ----------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                         $        (2,583,000)   $              -

CASH AND CASH EQUIVALENTS, beginning of period                                              8,828,000                   -
                                                                                  -------------------    ----------------

CASH AND CASH EQUIVALENTS, end of period                                          $         6,245,000    $              -
                                                                                  ===================    ================

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                    DATA TRANSLATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

        In the opinion of management, these unaudited consolidated financial statements and disclosures reflect all adjustments necessary for fair presentation. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest audited financial statements, which are contained in the Company's 1996 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 28, 1997.

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

2. Cash Equivalents

        Cash equivalents are carried at cost which approximates market value and have maturities of less than three months. Cash equivalents include money market accounts, overnight time deposits, and U.S. Treasury bills.

3.  Inventories

        Inventories are stated at the lower of first-in, first-out (FIFO) cost or market and consist of the following:

                                      February 28,  November 30,
                                          1997          1996
                                      ------------  ------------
     Raw material                       $  697,000    $  904,000
     Work-in-process                        69,000       181,000
     Finished goods                        299,000       405,000
                                        ----------    ----------
                                       $ 1,065,000    $1,490,000
                                        ==========    ==========

Work-in-process and finished goods inventories include material, labor and manufacturing overhead. Management performs periodic reviews of inventory and disposes of items not required by their manufacturing and marketing plan.

4.  Net Income (Loss) Per Common Share

        Net income per common share is determined by dividing net income by the weighted average number of common and common equivalent shares outstanding during each period. Net loss per common share is determined by dividing net loss by the weighted average number of shares outstanding during the period. Common equivalent shares have not been included in loss years, as such amounts would be antidilutive. Common equivalent shares have been calculated in accordance with the treasury stock method and are included for all periods where their effect is dilutive. Fully diluted net income (loss) per share has not been separately presented, as the amounts would not be materially different from net income per share.

5.  Contingencies

        From time to time the Company is involved in disputes and/or litigation encountered in its normal course of business. The Company does not believe that the ultimate impact of the resolution of such outstanding matters will have a material effect on the Company's financial condition or results of operations.

                    DATA TRANSLATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Capitalized Software Development Costs

        The Company capitalizes certain computer software development costs. Such costs, net of accumulated amortization, were approximately $251,000 and $256,000 as of February 28, 1997 and November 30, 1996, respectively and are included in other assets. These costs are amortized on a straight-line basis over two years which approximates the life of the product. Amortization expense, included in cost of goods sold, was approximately $15,000 and $10,000 for the three months ended February 28, 1997 and February 29, 1996, respectively.

7. Income Taxes

        For the period ended February 29, 1996, the income tax provision in the accompanying consolidated statement of operations has been calculated on a separate tax return basis. Prior to the Company's spin-off from Media 100 Inc. ("Media") on December 2, 1996 (the "Spin-off"), the Company filed its return as part of a consolidated group with Media.

8.  Discontinued Operations

        On November 11, 1996, Media sold certain assets of its networking distribution business, primarily inventories, equipment and its ongoing business, for approximately $1.3 million. The balance of Media's networking distribution business was contributed to the Company in connection with the Spin-off. The Company is in the process of discontinuing and winding-up the remainder of such business.

        The components of net liabilities of discontinued operations included in the accompanying consolidated balance sheets at February 28, 1997 and November 30, 1996 follow:

                                              February 28,   November 30,
                                                  1997           1996
                                              -------------  -------------
Accounts receivable, net                       $   421,000    $ 1,563,000
Inventories                                         34,000      1,159,000
Prepaid expenses                                     3,000        433,000
Equipment and leasehold improvements, net           26,000         68,000
Accounts payable                                         -     (1,450,000)
Borrowings from a bank                            (524,000)    (1,577,000)
Accrued expenses                                (1,384,000)    (1,620,000)
                                               -----------    -----------
Net liabilities of discontinued operations     $(1,424,000)   $(1,424,000)
                                               ===========    ===========

9.  Pro Forma Results

        The pro forma consolidated balance sheet as of November 30, 1996 reflects the financial position of the Company adjusted for a cash contribution from Media 100 Inc. and the capitalization of the Company in connection with the Spin-off effective December 2, 1996. The consolidated statement of stockholder's equity is also reflective of a stock dividend in connection with the Spin-off of the Company. The pro forma statement of operations and the consolidated statement of cash flows for the three months ended February 29, 1996 reflects the results of the Company as a wholly owned subsidiary of Media 100 Inc. and does not necessarily reflect the actual results of operations had the Company been a separate, independent company during the period. Included are certain allocations of general corporate expenses which were not directly related to the Company's business.

10.  New Accounting Standard

        In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 128, Earnings Per Share. SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. This statement is effective for fiscal years ending after December 15, 1997 and early adoption is not permitted. When adopted, the statement will require restatement of prior years' earnings per share. The Company will adopt this statement for its fiscal year ended November 30, 1998. The Company believes that the adoption of SFAS No. 128 will not have a material effect on its financial statements.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



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

Results of Operations

  The following table sets forth certain consolidated statement of operations data as a percentage of total net sales.

                                                              Three Months Ended
                                                                             PRO FORMA
                                                            February 28,    February 29,
                                                               1997            1996
                                                              ------           ----
 Net sales.............................................        100.0%         100.0%
 Gross margin..........................................         51.6           61.6
 Research and development expenses.....................         19.2           15.8
 Selling and marketing expenses........................         53.8           33.3
 General and administrative expenses...................         12.6            7.6
                                                              ------         ------
 Operating income (loss)...............................        (34.0)           4.9
 Interest income (expense) and other, net..............          1.2            1.7
                                                              ------         ------
 Income (loss) from continuing operations
           before tax provision........................        (32.8)           6.6
 Tax provision.........................................            -            1.4
                                                              ------          ------
       Income (loss) from continuing operations........        (32.8)           5.2
       Income from discontinued operations.............         -               0.6
                                                              ------          -----
 Net income (loss).....................................        (32.8)%          5.8%
                                                              ======          =====

Comparison of First Fiscal Quarter of 1997 to First Fiscal Quarter of 1996:

  Total net sales for the fiscal quarter ended February 28, 1997 were $5,056,000, a decrease of 11.2% or $638,000 from the same period a year ago. The decrease was the result of a decline in sales of older, more mature products in addition to lower average selling prices.

  Gross margin for the fiscal quarter ended February 28, 1997 was 51.6%, compared to 61.6% in the comparable quarter of the prior year. The decrease in gross margin was the result of lower average selling prices and a less favorable product mix.

  The operating loss for the first fiscal quarter of 1997 was $1,718,000, compared to operating income of $279,000 in the comparable quarter of the prior year. An increase in operating expenses as well as the lower gross margins contributed to this loss. Operating expenses increased $1,102,000 to 85.6% of net sales compared to 56.7% in the prior year. Research and development expenses were $969,000 or 19.2% of net sales compared to $899,000 or 15.8% of net sales for the comparable period last year. The high level of research and development expense is a result of the Company's continued investment in Broadway, its MPEG based digital video product. Sales and marketing expenses were $2,719,000 or 53.8% of net sales compared to $1,893,000 or 33.3% of net sales in the prior year. This increase was due to the continued marketing promotion and sales channel development for Broadway. General and administrative expenses were $640,000 or 12.6% of net sales compared to $434,000 or 7.6% of net sales for the same period last year. This year's general and administrative expenses are reflective of the Company on a stand-alone basis compared to allocated expenses for fiscal 1996.

  Net loss for the fiscal quarter ended February 28, 1997 was $1,659,000 or $0.82 per share, compared to net income of $331,000 or $0.16 per share for the same period in 1996.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Liquidity and Capital Resources

  During the first three months of fiscal 1997, net cash used in operations was $2,399,000. Net cash used in operations included an increase in receivable due from Media 100 Inc., the Company's former parent, of $1,239,000, which has been collected in the second quarter of this fiscal year, as well as a net loss of $1,659,000. The Company believes that it will be able to fund and support a business plan which includes continuing investment in channel development, promotion and product development for Broadway and other new commercial products, as well as other product areas, for the balance of this fiscal year.

                          PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        a)  Exhibits

               Exhibit
               Number              Description
               -------             -----------

                27           Financial Data Schedule

        b)  Reports on Form 8-K

            A report on Form 8-K was filed with the Securities and Exchange Commission on December 23, 1996 regarding Item 5. Other Events.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              Data Translation, Inc.

Date:   April 14, 1997                        By: /s/ Gary B. Godin
                                                 ------------------------
                                                      Gary B. Godin
                                                 Chief Financial Officer

                                    Exhibits

             Exhibits
             Number                     Description           Page
             -----------------------------------------------------

               27            Financial Data Schedule