Form 10-Q
period 1997-05-31
DATA TRANSLATION INC /NEW/
filed 1997-07-10
CIK 1022693

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                For The Quarterly Period Ended:    May 31, 1997

         [_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                For The Transition Period From _____ To _____

         Commission File Number: 0-21367
                                 -------

                             DATA TRANSLATION, INC.
     ----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                       04-3332230
 -------------------------------               -------------------------------
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

                         Yes     X                 No
                             ---------                ---------

             Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock, par value $.01 per share                2,026,531 shares
  --------------------------------------      --------------------------------
                  Class                         Outstanding at June 30, 1997

                    DATA TRANSLATION, INC. AND SUBSIDIARIES



                                     INDEX
                                     -----

                                                                                              Page No.
                                                                                              --------
Part I - Financial Information:
    Consolidated Balance Sheet as of May 31, 1997 and
        Pro Forma Consolidated Balance Sheet as of November 30, 1996.............................3

    Consolidated Statements of Operations for the Three and Six Months
        Ended May 31, 1997 and Pro Forma Consolidated Statements of
        Operations for the Three and Six Months Ended May 31, 1996...............................4

    Consolidated Statement of Stockholders' Equity
        For the Six Months Ended May 31, 1997....................................................5

    Consolidated Statement of Cash Flows for the Six Months
        Ended May 31, 1997 and Pro Forma Consolidated
        Statement of Cash Flows for the Six Months Ended
        May 31, 1996.............................................................................6

    Notes to Consolidated Financial Statements ..................................................7-8

    Management's Discussion and Analysis of
        Financial Condition and Results of Operations ...........................................9-10


Part II - Other Information......................................................................11



Signatures.......................................................................................12

                         PART I. FINANCIAL INFORMATION

                    DATA TRANSLATION, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                                Pro Forma
                                                                             May 31,           November 30,
                                                                              1997                1996
                                                                          ------------        -------------
Current Assets:
              Cash and cash equivalents                                  $   4,987,000       $    8,828,000
              Accounts receivable, net of reserves of
                $262,000 in 1997 and $132,000 in 1996                        3,787,000            2,741,000
              Due from Media 100 Inc.                                          265,000                 --
              Inventories                                                    1,224,000            1,490,000
              Prepaid expenses                                                 838,000              690,000
                                                                          ------------        -------------
                   Total current assets                                     11,101,000           13,749,000

Equipment and Leasehold Improvements, net                                    2,297,000            2,352,000

Other Assets - net                                                             235,000              260,000
                                                                          ------------        -------------

Total Assets                                                             $  13,633,000       $   16,361,000
                                                                          ============        =============

Current Liabilities:
              Accounts payable                                           $     428,000       $      377,000
              Due to related party                                             546,000                 --
              Accrued expenses                                               1,995,000            1,939,000
                                                                          ------------        -------------
                   Total current liabilities                                 2,969,000            2,316,000

Net liabilities of discontinued operations                                   1,424,000            1,424,000

Deferred Income Taxes                                                            3,000                3,000

Stockholders' Equity:
              Preferred Stock, $.01 par value,
                 Authorized - 5,000,000 shares, none issued                       --                   --
              Common Stock, $.01 par value,
                 Authorized - 30,000,000 shares, issued -
                 2,026,131 in 1997 and 2,022,021 in 1996 pro forma              20,000               20,000
              Capital in excess of par value                                12,634,000           12,629,000
              Retained earnings                                            (3,391,000)                 --
              Cumulative translation adjustment                               (26,000)             (31,000)
                                                                          ------------        -------------

                   Total stockholders' equity                                9,237,000           12,618,000
                                                                          ------------        -------------

Total Liabilities and Stockholders' Equity                               $  13,633,000       $   16,361,000
                                                                          ============        =============

  The accompanying notes are an integral part of these consolidated financial statements.

                    DATA TRANSLATION, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          Three Months Ended                          Six Months Ended
                                                                          Pro Forma                                   Pro Forma
                                                     May 31,               May 31,               May 31,               May 31,
                                                      1997                  1996                  1997                  1996
                                                 --------------        --------------        --------------        --------------
Net sales                                       $     6,163,000       $     5,064,000       $    11,219,000       $    10,758,000

Cost of sales                                         2,980,000             1,766,000             5,426,000             3,955,000
                                                 --------------        --------------        --------------        --------------

     Gross profit                                     3,183,000             3,298,000             5,793,000             6,803,000

Research and development expenses                       947,000               775,000             1,916,000             1,674,000
Selling and marketing expenses                        3,365,000             1,941,000             6,084,000             3,835,000
General and administrative expenses                     668,000               448,000             1,307,000               880,000
                                                 --------------        --------------        --------------        --------------

     Operating income (loss) from continuing
      operations                                    (1,797,000)               134,000           (3,514,000)               414,000

Interest income                                          78,000               136,000               171,000               274,000
Other expense, net                                     (14,000)               (4,000)              (48,000)              (47,000)
                                                 --------------        --------------        --------------        --------------

     Income (loss) from continuing operations       (1,733,000)               266,000           (3,391,000)               641,000
      before tax provision

Tax provision                                              --                  44,000               --                    125,000
                                                 --------------        --------------        --------------        --------------

Income (loss) from continuing operations            (1,733,000)               222,000           (3,391,000)               516,000

Loss from discontinued operations                          --               (372,000)               --                  (334,000)
                                                 --------------        --------------        --------------        --------------

     Net income (loss)                          $   (1,733,000)       $     (150,000)       $   (3,391,000)       $       182,000
                                                 ==============        ==============        ==============        ==============

Income (loss) from continuing operations per
 share                                          $        (0.86)       $          0.11       $        (1.68)       $          0.24
Loss from discontinued operations per share               --                   (0.19)               --                     (0.16)
                                                 --------------        --------------        --------------        --------------
Net income (loss) per common and common
 equivalent share                               $        (0.86)       $        (0.08)       $        (1.68)       $          0.09
                                                 ==============        ==============        ==============        ==============

Weighted average number of common
  and common equivalent shares outstanding            2,026,000             1,993,000             2,024,000             2,131,000

  The accompanying notes are an integral part of these consolidated financial statements.

                    DATA TRANSLATION, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                        Common Stock
                                       $.01 Par Value               Capital in                        Cumulative         Total
                                -----------------------------
                                  Issued                            Excess of          Retained       Translation     Stockholders'
                                  Shares            Amount          Par Value          Earnings       Adjustment         Equity
                                ---------------------------------------------------------------------------------------------------
Balance, November 30, 1996           -           $     -          $      -           $     -          $  (31,000)     $    (31,000)

Stock dividend (Note 9)           2,022,021            20,000        12,629,000            -              -             12,649,000

Proceeds from stock plans             4,110            -                  5,000            -              -                  5,000

Translation adjustment               -                 -                 -                 -               5,000             5,000

Net loss                             -                 -                 -             (3,391,000)        -             (3,391,000)
                                ----------------------------------------------------------------------------------------------------

Balance, May 31, 1997             2,026,131      $     20,000     $  12,634,000      $ (3,391,000)    $  (26,000)     $  9,273,000
                                ====================================================================================================



The accompanying notes are an integral part of these consolidated financial statements.

                    DATA TRANSLATION, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            Six Months Ended
                                                                                                        Pro Forma
                                                                                         May 31,          May 31,
                                                                                          1997             1996
                                                                                    -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                $  (3,391,000)    $     182,000
  Adjustments to reconcile net income (loss) to
   net cash used in operating activities-
              Depreciation and amortization                                              486,000           483,000
              Deferred income taxes                                                       -                  3,000

              Change in assets and liabilities-
                Accounts receivable                                                   (1,046,000)          499,000
                Due from Media 100 Inc.                                                 (265,000)           -
                Inventories                                                              266,000          (310,000)
                Prepaid expenses                                                        (148,000)         (750,000)
                Net assets of discontinued operations                                     -                443,000
                Accounts payable                                                          51,000           423,000
                Due to related party                                                     546,000            -
                Accrued expenses                                                          56,000           (84,000)
                                                                                    ------------      ------------

              Net cash used in operating activities                                $  (3,445,000)    $     889,000
                                                                                    ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
              Purchases of equipment and leasehold improvements                         (372,000)         (839,000)
              Increase in other assets                                                   (30,000)         (214,000)
                                                                                    ------------      ------------

              Net cash used in investing activities                                $    (402,000)    $  (1,053,000)
                                                                                    ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
              Borrowings from bank                                                        -                (39,000)
              Proceeds from stock plans                                                    5,000            -
              Increase in investment by Media 100 Inc.                                    -                371,000
                                                                                    ------------      ------------

              Net cash provided by financing activities                            $       5,000     $     332,000
                                                                                    ------------      ------------
EXCHANGE RATE EFFECTS                                                                      1,000          (168,000)
                                                                                    ------------      ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                          $  (3,841,000)    $      -
CASH AND CASH EQUIVALENTS, beginning of period                                         8,828,000            -
                                                                                    ------------      ------------
CASH AND CASH EQUIVALENTS, end of period                                           $   4,987,000     $      -
                                                                                    ============      ============

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

3.  Inventories

             Inventories are stated at the lower of first-in, first-out (FIFO) cost or market and consist of the following:

                                                May 31,            November 30,
                                                 1997                 1996
                                                 ----                 ----
             Raw material                    $   739,000           $   904,000
             Work-in-process                     150,000               181,000
             Finished goods                      335,000               405,000
                                               ---------             ---------
                                             $ 1,224,000           $ 1,490,000
                                               =========             =========

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

                    DATA TRANSLATION, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  Capitalized Software Development Costs

             The Company capitalizes certain computer software development costs. Such costs, net of accumulated amortization, were approximately $231,000 and $256,000 as of May 31, 1997 and November 30, 1996, respectively and are included in other assets. These costs are amortized on a straight-line basis over two years which approximates the life of the product. Amortization expense, included in cost of goods sold, was approximately $55,000 and $25,000 for the six months ended May 31, 1997 and 1996, respectively.

7.  Income Taxes

             For the period ended May 31, 1996, the income tax provision in the accompanying consolidated statement of operations has been calculated on a separate tax return basis. Prior to the Company's spin-off from Media 100 Inc. ("Media") on December 2, 1996 (the "Spin-off"), the Company filed its return as part of a consolidated group with Media.

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

             The components of net liabilities of discontinued operations included in the accompanying consolidated balance sheets at May 31, 1997 and November 30, 1996 follow:

                                                               May 31,                   November 30,
                                                                1997                         1996
                                                                ----                         ----

Accounts receivable, net                                    $   267,000                  $ 1,563,000
Inventories                                                       --                       1,159,000
Prepaid expenses                                                  --                         433,000
Equipment and leasehold improvements, net                         --                          68,000
Accounts payable                                               (368,000)                  (1,450,000)
Borrowings from a bank                                       (1,018,000)                  (1,577,000)
Accrued expenses                                               (305,000)                  (1,620,000)
                                                            -----------                  -----------
Net liabilities of discontinued operations                  $(1,424,000)                 $(1,424,000)
                                                            ===========                  ===========

9.  Pro Forma Results

             The pro forma consolidated balance sheet as of November 30, 1996 reflects the financial position of the Company adjusted for a cash contribution from Media 100 Inc. and the capitalization of the Company in connection with the Spin-off effective December 2, 1996. The consolidated statement of stockholders' equity is also reflective of a stock dividend in connection with the Spin-off of the Company. The pro forma statement of operations and the consolidated statement of cash flows for the six months ended May 31, 1996 reflects the results of the Company as a wholly owned subsidiary of Media 100 Inc. and does not necessarily reflect the actual results of operations had the Company been a separate, independent company during the period. Included are certain allocations of general corporate expenses which were not directly related to the Company's business.

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

Results of Operations

     The following table sets forth certain consolidated statement of operations data as a percentage of total net sales.

                                                                         Three Months Ended          Six Months Ended
                                                                         ------------------          ----------------
                                                                               May 31,                    May 31,
                                                                               -------                    -------
                                                                                   Pro Forma                  Pro Forma
                                                                                   ---------                  ---------
                                                                         1997         1996          1997         1996
                                                                         ----         ----          ----         ----
Net sales........................................................        100.0        100.0         100.0        100.0
Gross margin.....................................................         51.7         65.1          51.6         63.2
Research and development expenses................................         15.4         15.3          17.1         15.6
Selling and marketing expenses...................................         54.6         38.3          54.2         35.6
General and administrative expenses..............................         10.8          8.8          11.6          8.2
                                                                         ------       ------        ------       ------
Income (loss) from operations....................................        (29.1)         2.7         (31.3)         3.8
Interest (expense) income and other, net.........................          1.0          2.6           1.1          2.2
                                                                         ------       ------        ------       ------
Income (loss) from continuing operations before provision
  (benefit) for income taxes.....................................        (28.1)         5.3         (30.2)         6.0
Provision (benefit) for income taxes.............................          0.0          0.9           0.0          1.2
                                                                         ------       ------        ------       ------
Income (loss) from continuing operations.........................        (28.1)         4.4         (30.2)         4.8
(Loss) income from discontinued operations.......................          0.0         (7.4)          0.0         (3.1)
                                                                         ------       ------        ------       ------
Net income (loss)................................................        (28.1)%       (3.0)%       (30.2)%        1.7%
                                                                         ======       ======        ======       ======

Comparison of Second Fiscal Quarter of 1997 to Second Fiscal Quarter of 1996:

     Net sales for the fiscal quarter ended May 31, 1997 were $6,163,000, an increase of 21.7% or $1,099,000 from the same period a year ago. The increase in sales was attributable to shipments of the Company's Broadway(TM) product which began shipping in the third fiscal quarter of 1996. Sales of the Company's data acquisition and imaging products remained relatively flat from the same period in fiscal 1996.

     Gross margin for the fiscal quarter ended May 31, 1997 was 51.7%, compared to 65.1% in the comparable quarter of the prior year. The decrease in gross margin was the result of lower average selling prices and a less favorable product mix.

     The operating loss for the second fiscal quarter of 1997 was $1,797,000, compared to operating income of $134,000 in the comparable period of the prior year. An increase in operating expenses as well as the lower gross margins contributed to this loss. Operating expenses increased $1,816,000 to 80.8% of net sales compared to 62.4% in the comparable quarter of the prior year. Research and development expenses were $947,000 or 15.4% of net sales compared to $775,000 or 15.3% of net sales for the comparable period last year. The high level of research and development expense is a result of the Company's continued investment in Broadway, its MPEG based digital video product, as well as other new products for the data acquisition and imaging markets. Sales and marketing expenses were $3,365,000 or 54.6% of net sales compared to $1,941,000 or 38.3% of net sales in the comparable quarter of the prior year. This increase was due to the continued marketing promotion, advertising and sales channel development for Broadway. General and administrative expenses were $668,000 or 10.8% of net sales compared to $448,000 or 8.8% of net sales for the same period last year. This year's general and administrative expenses are reflective of the Company on a stand-alone basis compared to allocated expenses for fiscal 1996.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

     The loss from continuing operations was $1,733,000 for the three months ended May 31, 1997, compared to income from continuing operations of $222,000 in the comparable period of fiscal 1996. The Company incurred a net loss of $1,733,000 or $0.86 per share for the quarter ended May 31, 1997, compared to a net loss of $150,000 or $0.08 per share for the same period in 1996. The prior year results include a loss on discontinued operations of $372,000 or $0.19 per share.

Comparison of the first six months of Fiscal 1997 to the first six months of Fiscal 1996:

     Net sales for the six months ended May 31, 1997 were $11,219,000, an increase of 4.3% or $461,000 from the same period a year ago. The increase in sales from the comparable period in the prior year was attributable to shipments of the Broadway product as mentioned above. Sales from the Company's data acquisition and imaging products have decreased from the same period in fiscal 1996 mainly due to a decline in sales of older, more mature products in addition to lower average selling prices.

     Gross margin for the six months ended May 31, 1997 was 51.6%, compared to 63.2% in the comparable period of the prior year. The decrease in gross margin was the result of lower average selling prices and a less favorable product mix.

     The operating loss for the first six months of fiscal 1997 was $3,514,000, compared to operating income of $414,000 in the comparable period of the prior year. An increase in operating expenses as well as the lower gross margins contributed to this loss. Operating expenses increased $2,918,000 to 83.0% of net sales compared to 59.4% from the same period a year ago. Research and development expenses were $1,916,000 or 17.1% of net sales compared to $1,674,000 or 15.6% of net sales for the comparable period last year. The higher research and development expenses are a result of the Company's continued investment in Broadway product development as well as other new products. Sales and marketing expenses were $6,084,000 or 54.2% of net sales compared to $3,835,000 or 35.6% of net sales in the comparable period of the prior year. This increase was due mainly to the continued promotion, advertising and sales channel development for Broadway. General and administrative expenses were $1,307,000 or 11.6% of net sales compared to $880,000 or 8.2% of net sales for the same period last year. This year's general and administrative expenses are reflective of the Company on a stand-alone basis compared to allocated expenses for fiscal 1996.

     Loss from continuing operations was $3,391,000 for the six months ended May 31, 1997, compared to income from continuing operations of $516,000 in the comparable period of fiscal 1996. The Company incurred a net loss of $3,391,000 or $1.68 per share for the six months ended May 31, 1997, compared to net income of $182,000 or $0.09 per share for the same period in 1996. The prior year results include a loss on discontinued operations of $334,000 or $0.16 per share.



Liquidity and Capital Resources

     During the first six months of fiscal 1997, there was a decrease in net cash of $3,841,000. Net cash used in operations was $3,445,000 which included an increase in accounts receivable of $1,046,000 and a net loss of $3,391,000 offset by an increase in due to related party of $546,000 and depreciation and amortization of $486,000. The Company believes that it will be able to fund and support a business plan which includes continuing investment in channel development, promotion and product development for Broadway and other new commercial products, as well as other product areas, for the balance of this fiscal year.

                          PART II. OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

             a) The Annual Meeting of Stockholders of the Company was held on May 14, 1997.

             c) The matter voted upon at the meeting was the election of Ellen W. Harpin for a three year term as a Class I Director. The voting results were as follows:

                      1,738,885 votes FOR

                         31,641 votes WITHHELD

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

             a) Exhibits

                           Exhibit
                           Number                         Description
                           ------                  -------------------------

                            27                     Financial Data Schedule

             b) Reports on Form 8-K

                      No reports were filed.

                                  SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               Data Translation, Inc.





Date:    July 10, 1997         By: /s/ Gary B. Godin
                                  -------------------------
                                       Gary B. Godin

                               Chief Financial Officer

                                    Exhibits

             Exhibits
             Number                Description                   Page
             --------------------------------------------------------

               27            Financial Data Schedule