Form 10-Q
period 1997-08-31
DATA TRANSLATION INC /NEW/
filed 1997-10-15
CIK 1022693

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          For The Quarterly Period Ended:  August 31, 1997
                                           ---------------

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          For The Transition Period From      To
                                         ----    ----

     Commission File Number: 0-21367
                             -------

                            DATA TRANSLATION, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                    04-3332230
  ------------------------------              ------------------------------
   (State or other jurisdiction                      (I.R.S. Employer
 of organization or incorporation)                Identification Number)

                                100 Locke Drive
                          Marlborough, Massachusetts
                 --------------------------------------------
                   (Address of principal executive offices)

                                     01752
                 --------------------------------------------
                                  (Zip code)

                                (508) 481-3700
                 --------------------------------------------
             (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes    X    No
                                    -------    -------

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock, par value $.01 per share                  2,046,440 shares
--------------------------------------        ---------------------------------
           Class                              Outstanding at September 30, 1997

                    DATA TRANSLATION, INC. AND SUBSIDIARIES

                                     INDEX
                                     -----

                                                                        Page No.
                                                                        --------
Part I - Financial Information:
  Consolidated Balance Sheet as of August 31, 1997 and
    Pro Forma Consolidated Balance Sheet as of November 30, 1996.......     3

  Consolidated Statements of Operations for the Three and Nine Months
    Ended August 31, 1997 and Pro Forma Consolidated Statements of
    Operations for the Three and Nine Months Ended August 31, 1996.....     4

  Consolidated Statement of Stockholders' Equity
    For the Nine Months Ended August 31, 1997..........................     5

  Consolidated Statement of Cash Flows for the Nine Months
    Ended August 31, 1997 and Pro Forma Consolidated
    Statement of Cash Flows for the Nine Months Ended
    August 31, 1996....................................................     6

  Notes to Consolidated Financial Statements...........................     7-8

  Management's Discussion and Analysis of
    Financial Condition and Results of Operations......................     9-10

Part II - Other Information............................................     11

Signatures.............................................................     12

                         PART I.  FINANCIAL INFORMATION

                    DATA TRANSLATION, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                       PRO FORMA
                                                             August 31,               November 30,
                                                                1997                      1996
                                                         ----------------         -----------------
Current Assets:
        Cash and cash equivalents                        $      4,239,000         $       8,828,000
        Accounts receivable, net of reserves of
        $380,000 in 1997 and $132,000 in 1996                   3,396,000                 2,741,000
        Inventories                                             1,423,000                 1,490,000
        Prepaid expenses                                          883,000                   690,000
                                                         ----------------         -----------------
        Total current assets                                    9,941,000                13,749,000

Equipment and Leasehold Improvements, net                       2,063,000                 2,352,000

Other Assets - net                                                215,000                   260,000
                                                         ----------------         -----------------
Total Assets                                             $     12,219,000         $      16,361,000
                                                         ================         =================
Current Liabilities:
        Accounts payable                                 $        259,000         $         377,000
        Due to related party                                      273,000                        --
        Accrued expenses                                        1,971,000                 1,939,000
                                                         ----------------         -----------------
        Total current liabilities                               2,503,000                 2,316,000

Net liabilities of discontinued operations                      1,424,000                 1,424,000

Deferred Income Taxes                                               3,000                     3,000

Stockholders' Equity:
        Preferred Stock, $.01 par value,
          Authorized - 5,000,000 shares, none issued or
          outstanding                                                 --                         --
        Common Stock, $.01 par value,
          Authorized - 30,000,000 shares, issued and
          outstanding - 2,041,040 in 1997 and 2,022,021
          in 1996 pro forma                                        20,000                    20,000
        Capital in excess of par value                         12,643,000                12,629,000
        Retained deficit                                       (4,333,000)                        -
        Cumulative translation adjustment                         (41,000)                  (31,000)
                                                         ----------------         -----------------
        Total stockholders' equity                              8,289,000                12,618,000
                                                         ----------------         -----------------
Total Liabilities and Stockholders' Equity               $     12,219,000         $      16,361,000
                                                         ================         =================

  The accompanying notes are an integral part of these consolidated financial statements.

                    DATA TRANSLATION, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       Three Months Ended                     Nine Months Ended
                                                                        PRO FORMA                            PRO FORMA
                                                     August 31,        August 31,         August 31,        August 31,
                                                        1997              1996               1997              1996
                                                -----------------    ------------    -----------------    ------------
Net sales                                       $       5,068,000    $  5,100,000    $      16,287,000    $ 15,858,000

Cost of sales                                           2,390,000       2,079,000            7,816,000       6,034,000
                                                -----------------    ------------    -----------------    ------------
     Gross profit                                       2,678,000       3,021,000            8,471,000       9,824,000

Research and development expenses                         872,000       1,039,000            2,788,000       2,713,000
Selling and marketing expenses                          2,173,000       2,657,000            8,257,000       6,492,000
General and administrative expenses                       582,000         585,000            1,889,000       1,465,000
                                                -----------------    ------------    -----------------    ------------
     Operating loss from continuing
      operations                                         (949,000)     (1,260,000)          (4,463,000)       (846,000)

Interest income                                            50,000         145,000              221,000         419,000
Other expense, net                                        (43,000)        (42,000)             (91,000)        (89,000)
                                                -----------------    ------------    -----------------    ------------
     Loss from continuing operations
       before tax benefit                                (942,000)     (1,157,000)          (4,333,000)       (516,000)

Tax benefit                                                    --        (443,000)                  --        (318,000)
                                                -----------------    ------------    -----------------    ------------
Loss from continuing operations                          (942,000)       (714,000)          (4,333,000)       (198,000)

Loss from discontinued operations                              --      (2,271,000)                  --      (2,605,000)
                                                -----------------    ------------    -----------------    ------------
    Net loss                                    $        (942,000)   $ (2,985,000)   $      (4,333,000)   $ (2,803,000)
                                                =================    ============    =================    ============
Loss from continuing operations per share       $           (0.46)   $      (0.35)   $           (2.14)   $      (0.10)
Loss from discontinued operations per share                    --           (1.13)                  --           (1.31)
                                                -----------------    ------------    -----------------    ------------
Net loss per common and common
   equivalent share                             $           (0.46)   $      (1.48)   $           (2.14)   $      (1.41)
                                                =================    ============    =================    ============
Weighted average number of common
     shares outstanding                                 2,036,000       2,015,000            2,024,000       1,991,000

  The accompanying notes are an integral part of these consolidated financial statements.

                    DATA TRANSLATION, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                             Common Stock
                                            $.01 Par Value
                                          --------------------------   Capital in                   Cumulative       Total
                                                Issued                 Excess of      Retained     Translation   Stockholders'
                                                Shares       Amount    Par Value       Deficit      Adjustment       Equity
                                          ------------------------------------------------------------------------------------
Balance, November 30, 1996                              --  $    --   $        --   $        --       $(31,000)    $   (31,000)

Stock dividend (Note 9)                          2,022,021    20,000    12,629,000           --             --      12,649,000

Proceeds from stock plans                           19,019        --        14,000           --             --          14,000

Translation adjustment                                  --        --            --           --        (10,000)        (10,000)

Net loss                                                --        --            --    (4,333,000)           --      (4,333,000)
                                          ------------------------------------------------------------------------------------
Balance, August 31, 1997                         2,041,040   $20,000   $12,643,000   $(4,333,000)     $(41,000)    $ 8,289,000
                                          ====================================================================================

  The accompanying notes are an integral part of these consolidated financial statements.

                    DATA TRANSLATION, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Nine Months Ended
                                                                                                PRO FORMA
                                                                           August 31,           August 31,
                                                                              1997                 1996
                                                                        --------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                              $   (4,333,000)      $   (2,803,000)
  Adjustments to reconcile net loss to
   net cash used in operating activities-
             Depreciation and amortization                                     901,000              617,000
             Loss on disposal of equipment                                       2,000                   --
             Change in assets and liabilities-
             Accounts receivable                                              (655,000)             876,000
             Inventories                                                        67,000             (439,000)
             Prepaid expenses                                                 (193,000)            (407,000)
             Accounts payable                                                 (118,000)            (333,000)
             Due to related party                                              273,000              273,000
             Accrued expenses                                                   32,000             (836,000)
             Net liabilities of discontinued operations                             --            2,706,000
                                                                        --------------       --------------
             Net cash used in operating activities                      $   (4,024,000)      $     (346,000)
                                                                        --------------       --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
             Purchases of equipment and leasehold improvements                (526,000)            (737,000)
             Increase in other assets                                          (50,000)            (207,000)
                                                                        --------------       --------------
             Net cash used in investing activities                      $     (576,000)      $     (944,000)
                                                                        --------------       --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
             Borrowings from bank                                                   --              (39,000)
             Impact of income taxes                                                 --              318,000
             Proceeds from stock plans                                          14,000                   --
             Increase in investment by Media 100 Inc.                               --            1,179,000
                                                                        --------------       --------------
             Net cash provided by financing activities                  $       14,000       $    1,458,000
                                                                        --------------       --------------
EXCHANGE RATE EFFECTS                                                           (3,000)            (168,000)
                                                                        --------------       --------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                               $   (4,589,000)      $           --

CASH AND CASH EQUIVALENTS, beginning of period                               8,828,000                   --
                                                                        --------------       --------------
CASH AND CASH EQUIVALENTS, end of period                                $    4,239,000       $           --
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

2. Cash Equivalents

        Cash equivalents are carried at cost which approximates market value and have maturities of less than three months. Cash equivalents include money market accounts and overnight time deposits.

3.  Inventories

        Inventories are stated at the lower of first-in, first-out (FIFO) cost or market and consist of the following:

                   August 31,      November 30,
                      1997             1996
                   -----------     ------------
Raw material        $  829,000      $   904,000
Work-in-process        118,000          181,000
Finished goods         476,000          405,000
                    ----------      -----------
                    $1,423,000      $ 1,490,000
                    ==========      ===========

Work-in-process and finished goods inventories include material, labor and manufacturing overhead. Management performs periodic reviews of inventory and disposes of items not required by their manufacturing and marketing plan.

4.  Net Loss Per Common Share

        Net loss per common share is determined by dividing net loss by the weighted average number of shares outstanding during the period. Common equivalent shares have not been included for any period, as such amounts would be antidilutive. Fully diluted net loss per share has not been separately presented, as the amounts would not be materially different from net loss per share.

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

                    DATA TRANSLATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Capitalized Software Development Costs

        The Company capitalizes certain computer software development costs. Such costs, net of accumulated amortization, were approximately $211,000 and $256,000 as of August 31, 1997 and November 30, 1996, respectively and are included in other assets. These costs are amortized on a straight-line basis over two years which approximates the life of the product. Amortization expense, included in cost of goods sold, was approximately $95,000 and $50,000 for the nine months ended August 31, 1997 and 1996, respectively.

7. Income Taxes

        For the period ended August 31, 1996, the income tax benefit in the accompanying consolidated statement of operations has been calculated on a separate tax return basis. Prior to the Company's spin-off from Media 100 Inc. ("Media") on December 2, 1996 (the "Spin-off"), the Company filed its return as part of a consolidated group with Media.

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

        The components of net liabilities of discontinued operations included in the accompanying consolidated balance sheets at August 31, 1997 and November 30, 1996 follow:

                                                  August 31,      November 30,
                                                     1997             1996
                                              ------------------  -------------
Accounts receivable, net                            $   183,000    $ 1,563,000
Inventories                                                  --      1,159,000
Prepaid expenses                                             --        433,000
Equipment and leasehold improvements, net                    --         68,000
Accounts payable                                       (343,000)    (1,450,000)
Borrowings from a bank                                 (864,000)    (1,577,000)
Accrued expenses                                       (400,000)    (1,620,000)
                                                    -----------    -----------
Net liabilities of discontinued operations          $(1,424,000)   $(1,424,000)
                                                    ===========    ===========

9. Pro Forma Results

        The pro forma consolidated balance sheet as of November 30, 1996 reflects the financial position of the Company adjusted for a cash contribution from Media and the capitalization of the Company in connection with the Spin-off effective December 2, 1996. The consolidated statement of stockholders' equity is also reflective of a stock dividend in connection with the Spin-off of the Company. The pro forma statement of operations and the consolidated statement of cash flows for the nine months ended August 31, 1996 reflects the results of the Company as a wholly owned subsidiary of Media and does not necessarily reflect the actual results of operations had the Company been a separate, independent company during the period. Included are certain allocations of general corporate expenses which were not directly related to the Company's business.

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

Results of Operations

  The following table sets forth certain consolidated statement of operations data as a percentage of total net sales.

                                                                   THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                       AUGUST  31,                 AUGUST  31,
                                                               ---------------------------  --------------------------
                                                                                 PRO FORMA                  PRO FORMA
                                                                                 ---------                  ---------
                                                                     1997          1996         1997          1996
                                                                     ----          ----         ----          ----
Net sales                                                             100.0         100.0        100.0          100.0
Gross margin                                                           52.8          59.2         52.0           61.9
Research and development expenses                                      17.2          20.4         17.1           17.1
Selling and marketing expenses                                         42.9          52.1         50.7           40.9
General and administrative expenses                                    11.4          11.4         11.6            9.2
                                                                     ------        ------       ------         ------
Operating loss from continuing operations                             (18.7)        (24.7)       (27.4)          (5.3)
Interest income and other, net                                          0.1           2.0          0.8            2.0
                                                                     ------        ------       ------         ------
Loss from continuing operations before tax benefit                    (18.6)        (22.7)       (26.6)          (3.3)
Tax benefit                                                             0.0          (8.7)         0.0           (2.0)
                                                                     ------        ------       ------         ------
Loss from continuing operations                                       (18.6)        (14.0)       (26.6)          (1.3)
Loss from discontinued operations                                       0.0         (44.5)         0.0          (16.4)
                                                                     ------        ------       ------         ------
Net loss                                                             (18.6)%       (58.5)%      (26.6)%        (17.7)%
                                                                     ======        ======       ======         ======

Comparison of Third Fiscal Quarter of 1997 to Third Fiscal Quarter of 1996:

  Net sales for the fiscal quarter ended August 31, 1997 were $5,068,000, relatively flat from the $5,100,000 in the same period a year ago. Net sales of the Company's data acquisition and imaging products were down approximately 16.0% from the previous year's third fiscal quarter. This decrease was mainly due to lower international sales, decreases in average selling prices, and a continued decrease in sales of older, mature products. The lower sales of data acquisition and imaging products were offset by sales of the Company's digital video products, Broadway(TM) and Broadway(TM) Beginner which began shipping at the end of the third quarter in fiscal 1996 and 1997, respectively.

  Gross margin for the fiscal quarter ended August 31, 1997 was 52.8%, compared to 59.2% in the comparable quarter of the prior year. The decrease in gross margin was primarily a result of lower average selling prices in the data acquisition and imaging product lines, under utilization of the Company's manufacturing capacity, as well as the increase in sales from Broadway products which carry a lower margin than the data acquisition and imaging products.

The operating loss from continuing operations for the third fiscal quarter of 1997 was $949,000, compared to $1,260,000 in the comparable period of the prior year. A decrease in operating expenses contributed to reducing this loss. Operating expenses decreased $654,000 to 71.5% of net sales compared to 83.9% in the comparable quarter of the prior year. The decrease in operating expenses from the comparable period was mainly due to lower marketing expenses, primarily advertising. Research and development expenses were $872,000 or 17.2% of net sales compared to $1,039,000 or 20.4% of net sales for the comparable period last year. Sales and marketing expenses were $2,173,000 or 42.9% of net sales compared to $2,657,000 or 52.1% of net sales in the comparable quarter of the prior year. General and administrative expenses were $582,000 or 11.4% of net sales compared to $585,000 or 11.4% of net sales for the same period last year. This year's general and administrative expenses are reflective of the Company on a stand-alone basis compared to allocated expenses for fiscal 1996.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)



  The loss from continuing operations was $942,000 for the three months ended August 31, 1997, compared to $714,000 in the comparable period of fiscal 1996. The prior year's comparable period includes a tax benefit on a stand-alone, pro-forma basis, of $443,000. The Company incurred a net loss of $942,000 or $0.46 per share for the quarter ended August 31, 1997, compared to a net loss of $2,985,000 or $1.48 per share for the same period in 1996. The prior year results include a loss on discontinued operations of $2,271,000 or $1.13 per share.

Comparison of the first nine months of Fiscal 1997 to the first nine months of Fiscal 1996:

  Net sales for the nine months ended August 31, 1997 were $16,287,000, an increase of 2.7% or $429,000 from the same period a year ago. The increase in net sales from the comparable period in the prior year was attributable to shipments of the Broadway product. Sales from the Company's data acquisition and imaging products have decreased approximately 14% from the same period in fiscal 1996 mainly due to lower average selling prices in addition to a decline in sales of older, more mature products.

  Gross margin for the nine months ended August 31, 1997 was 52.0%, compared to 61.9% in the comparable period of the prior year. The decrease in gross margin was primarily the result of lower average selling prices in the data acquisition and imaging product lines, under utilization of the Company's manufacturing capacity, as well as the increase in sales from Broadway products which carry a lower margin than the data acquisition and imaging products.

  The operating loss from continuing operations for the first nine months of fiscal 1997 was $4,463,000, compared to $846,000 for the comparable period of the prior year. An increase in operating expenses as well as the lower gross margins contributed to this loss. Operating expenses increased $2,264,000 to 79.4% of net sales compared to 67.2% from the same period a year ago. Sales and marketing expenses were $8,257,000 or 50.7% of net sales compared to $6,492,000 or 40.9% of net sales in the comparable period of the prior year. This increase was due mainly to the continued promotion, advertising and sales channel development for Broadway products. General and administrative expenses were $1,889,000 or 11.6% of net sales compared to $1,465,000 or 9.2% of net sales for the same period last year. This year's general and administrative expenses are reflective of the Company on a stand-alone basis compared to allocated expenses for fiscal 1996.

  Loss from continuing operations was $4,333,000 for the nine months ended August 31, 1997, compared to $198,000 in the comparable period of fiscal 1996. The prior year's comparable period includes a tax benefit on a stand-alone, pro-forma basis, of $318,000. The Company incurred a net loss of $4,333,000 or $2.14 per share for the nine months ended August 31, 1997, compared to $2,803,000 or $1.41 per share for the same period in 1996. The prior year results include a loss on discontinued operations of $2,605,000 or $1.31 per share.

Liquidity and Capital Resources

  During the first nine months of fiscal 1997, there was a net decrease in cash and cash equivalents of $4,589,000. Net cash used in operations was $4,024,000 which included a net loss of $4,333,000. Though the Company expects a loss in the next fiscal quarter, the Company believes that current available funds will be sufficient to meet current operating requirements for at least the next six months. However, the Company's liquidity position has been declining over the last fiscal year. As a result, in an effort to improve cash flow, the Company implemented a workforce reduction of approximately 20% in the fourth quarter of fiscal 1997 and, commencing in the first quarter of fiscal 1998, intends to lower operating expenses including, but not limited to, sales and marketing expenses for all of its product lines. If such efforts are unsuccessful in improving cash flow and the Company's liquidity position materially worsens, the Company may need to secure external financing in order to meet its ongoing capital requirements. Consequently, the Company is pursuing possible financing alternatives but, there can be no assurance whether the Company would be successful in obtaining any required external financing.

                          PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        a)  Exhibits

               Exhibit
               Number              Description
               -------       -----------------------
                27           Financial Data Schedule

        b)  Reports on Form 8-K

            No reports were filed.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Data Translation, Inc.

Date: October 15, 1997                By:     /s/ Gary B. Godin
                                          ------------------------
                                                Gary B. Godin
                                          Chief Financial Officer