Form 10-K
period 1997-11-30
DATA TRANSLATION INC /NEW/
filed 1998-02-27
CIK 1022693

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            ----------------------
                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the Fiscal Year Ended: November 30, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the transition period from _________ to ________

    Commission File Number: 0-21367

                            DATA TRANSLATION, INC.
            (Exact name of registrant as specified in its charter)

            MASSACHUSETTS                              04-3332230
  (State or other jurisdiction         (I.R.S. Employer Identification Number)
 of organization or incorporation)

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

                    Yes  X                         No
                        ---                           ---
Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $3,619,640 as of January 31, 1998. The number of shares of Common Stock, $0.01 par value, outstanding as of January 31, 1998 was 2,076,067.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held April 28, 1998 are incorporated by reference into
Part III.

                                     PART 1



ITEM 1.   BUSINESS

INTRODUCTION

     Data Translation, Inc., f/k/a Data Translation II, Inc., (the `'Company'') was incorporated in September 1996 as a wholly-owned subsidiary of Media 100 Inc., f/k/a Data Translation, Inc., ("Parent"). On November 29, 1996, Parent contributed to the Company substantially all of the assets and liabilities of Parent's data acquisition and imaging, commercial products and networking distribution groups (the "Contributed Businesses"). In November 1996, Parent sold a substantial portion of the assets of the networking distribution business, and the Company is in the process of discontinuing and winding-up the remainder of such business. The Company has continued to operate the data acquisition and imaging and commercial products groups. On December 2, 1996 (the "Distribution Date"), Parent distributed to its stockholders in the form of a dividend all of the outstanding shares of capital stock of the Company (the "Distribution"). References to the "Company" below refer to the Contributed Businesses as operated by the Company after the Distribution, or as operated by Parent prior to the Distribution, as the context requires.

     The Company has been a leader in the design, development and manufacture of high performance data acquisition and imaging products. For more than two decades, the Company's products have provided engineers and scientists with accurate and timely data for measurement, analysis and process control in a wide range of industrial, scientific and medical applications. The Company has sold more than 320,000 data acquisition and imaging products since its inception. The Company's principal products in this area are data acquisition and imaging hardware, which are used in personal computers (`'PCs'') to receive analog signals, convert them to digital form and process the digital data. The Company's strategy is to identify and capitalize on growth opportunities in the data acquisition and imaging market.

     An outgrowth of the Company's core technology of analog to digital conversion is its commercial products line which includes a low-cost, high-performance video capture and encoding system for Microsoft(R) Windows(R) 95-based PCs called Broadway/TM/. Broadway captures analog video, digitizes it, compresses it into an editable MPEG-1 format, and writes it to disk in real time. The video can then be edited using the Broadway editing utility or a third-party video editing package, highly compressed to the MPEG-1 video format, an ISO video compression standard, and then sent over the Internet or incorporated in presentation packages such as Microsoft Powerpoint(R). The Company's Broadway product has many applications, including incorporation of video into home pages on the world wide web (the `'Web''), multimedia presentations, CD-ROM titles and computer-based training.

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

     In the imaging market, the Company is focused on continuing to develop its Mach/TM/ series of PCI-based frame grabbers, leveraging this technology into two distinct markets, machine vision and scientific image analysis. Both markets require high accuracy and low-cost hardware. The Company's strategy will be to continue to focus on its strengths in these areas. In the data acquisition market, the Company is focused on expanding its market leadership through continued development of its PCI-based data acquisition products. These developments are being driven by rapid adoption of PCI bus slots by personal computer manufacturers. In both data acquisition and imaging, the Company is pursuing relationships with software companies who offer application-specific programs in the Company's markets.


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

     The Company sells over 300 data acquisition and imaging products, which range in retail price from $199 to $4,995. Domestically, the Company sells such products to end users, VARs, system integrators and original equipment manufacturers (`'OEMs''). Internationally, the Company sells through its wholly-owned subsidiaries, as well as through resellers and independent distributors. Such prices do not reflect distributor discounts for international sales, which range from approximately 20% to 35% on hardware products and up to approximately 50% on software applications.

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

     The Company has incorporated several new technologies in its products. For example, the Company's frame grabber, a product which combines software with proprietary circuits that permit users to acquire data from a variety of video inputs, now utilizes the PCI bus architecture. In addition, the Company has begun using the Display Connect Interface (`'DCI'') standard in certain of the Company's frame grabber products.

 Customers and Sales

     The Company sells its data acquisition and imaging products to end users, VARs, system integrators and OEMs for use primarily in the scientific, medical and industrial markets. End users include manufacturers, research laboratories, universities, hospitals and government agencies.

     The Company sells its data acquisition and imaging products through a comprehensive, widely distributed annual catalog, an in-house telemarketing force, OEM-focused direct sales, indirect channels (VARs, distributors and system integrators), and extensive advertising and promotional campaigns. The Company has a full-time sales and administrative staff of 15 employees in the United States to support sales. International sales are supported by three subsidiaries and various distributors throughout Europe, Asia and the Pacific rim.

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


COMMERCIAL PRODUCTS

 Market

     The convergence of voice, video and data, the advancements in personal computing, and the growth of the Internet have changed the way in which the world communicates. As computing processor power and telco/digital/cable modem technology evolve, so too does the PC user's ability to harness these venues for creating and delivering video content. As PC costs continue to reach new lows (the sub-$1,000 PC category is growing the fastest), the majority of PC users will have access to an affordable tool for video creation. The Company believes the most lucrative market segments for PC video are Web page creators/hosts, business users (including presentations, training, sales and marketing), and CD-ROM title producers (including entertainment, gaming and education). Additionally, the Company has experienced modest initial sales growth among the general consumer and home/family PC markets, specifically targeting these PC and camcorder-equipped households with the Broadway Beginner product.

     OEM Magazine has projected that 35 million MPEG-creation capable PCs will be shipped in 1997. Many of today's new generation of PCs are shipping video-ready with enhanced graphics cards, larger storage media and faster modems. The Broadway product line is capable of running on a PC with a Pentium 90 MHz or faster CPU. Today's typical PCs surpass that performance with a 200 MHz or faster CPU, many of which are selling at the sub-$1,000 price point.

     The Company believes that many PC users would consider video clips an attractive, creative and useful addition to their presentations and other communications and would utilize them if they were easy to create, and if it was affordable to do so. Businesses, for example, could create short, full-motion video clips to install on their Web home pages showing interviews with satisfied customers, product demonstrations and personal messages from celebrity advertisers or corporate executives. Video could also be used to create multimedia, PC-based corporate training presentations. In addition, PowerPoint/ PC presentation users might also find video an attractive addition to corporate marketing presentations and other sales and marketing efforts. As a result of the greatly reduced file sizes created by MPEG-1 compression, video is also available for use on laptop PCs, even further broadening its potential applications. For example, sales people could visit prospective customers and make sophisticated, interactive multimedia presentations, including video product demonstrations, without the inconvenience of arranging the availability of TVs, VCRs or overhead or slide projectors.

     The Company believes that users in this market will only be attracted by a high-quality product that is easy to use and can be offered at a reasonably low price. The Company believes that these users have historically not utilized video regularly because existing high-quality products were too expensive and too hard to use. The existing products, which were affordable, did not offer high enough quality for use in professional presentations.

 Business Strategy

     The Company's strategy for Broadway is to target low-end business users and consumers with an easy-to-use solution to create VHS quality video clips and incorporate such clips into common PC applications. Historically, the use of video in computer applications was largely confined to higher-end multimedia professionals. The Company believes its Broadway product will make video capture and editing available to the low-end business user and consumer markets due to its ease of use and low suggested retail prices ($995 (Broadway 2.5), $495 (Broadway Beginner) and less). Broadway is an intuitive application which allows virtually anyone to capture and edit video clips within minutes with very little instruction. The Company believes that the consumer market for video editing will grow substantially as technology becomes more affordable and consumers become more familiar with video applications.

     The Company's strategy for Broadway incorporates the following critical elements:

 . Ease of use. The Company targets customers who do not create video on a regular basis. Therefore, in order to attract such customers to use products such as Broadway, the product must allow them to incorporate and edit video simply and easily. The Broadway graphical user interface was intentionally designed to be used like any other Windows application, such as Microsoft PowerPoint or Word for Windows(R). A user familiar with PowerPoint would find using a Broadway system intuitive and could easily incorporate video into a presentation created with PowerPoint, or with many other applications.

 .  Standards based.  Historically, video has not been available on conventional
   PCs due to the enormous amount of memory and storage space required to handle traditional video files. In the past several years, however, compression techniques have been developed to allow standard PCs to manipulate such files. Such techniques have begun to be standardized to allow video to be incorporated into the widest variety of applications. The MPEG-1 format is an International Standards Organization (ISO) standard and is emerging as a leading industry standard. Most PCs sold today now include playback software for MPEG-1 video as the standard feature. Because Broadway is based on the MPEG-1 standard, it allows users to incorporate video into many applications and delivery mechanisms which are also based on such standard. Broadway allows delivery of MPEG-1 video via the hard drive, CD-ROM, video CDs, DVD, private networks and the Internet. MPEG video can be played back on millions of PCs that include either hardware or software MPEG-1 playback capabilities.

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

 Product and Technology

     Broadway is a high-performance video capture and encoding system for Windows 95 and Windows NT PCs. Broadway is a complete video editing solution, and it's videos can also be integrated with third party video editing software packages to edit and produce VHS quality digital video clips with CD-quality stereo sound. Using Broadway, a computer user can capture video from most analog sources, edit the digitized version created by Broadway, fully compress it to MPEG-1 and then incorporate the finished video into multimedia applications, such as Web home pages, multimedia presentations and CD-ROMs. Broadway is comprised of a Peripheral Component Interconnect (`'PCI'') integrated circuit board and a graphical user interface compatible with Windows. The Company's standard Broadway package is shipped complete with Ulead Systems, Inc.'s MediaStudio Pro/TM/ video editing software. Broadway is also designed to be integrated with a variety of other video editing packages, including Adobe Premiere(R).

     The first step in the process of creating video with Broadway is to capture a clip of analog video from an external source, such as a camcorder or a VCR. Video capture is the process of converting an analog video signal into a digital format for storage on a computer disk drive from which it can be manipulated. To capture a video clip with Broadway, a user first connects the video source, such as a VCR, to the Broadway PCI board in the user's PC with a standard video cable included with the product. The user then starts the video which begins to play on the user's computer monitor allowing the user to determine exactly how much or how little of the video to digitize. Using simple point-and-click, standard Windows icons and commands, the user starts and stops the capture of the video clip from the source video. The video is automatically digitized and written to the hard disk drive of the user's PC in an editable digital format.

     Once a user has captured the desired video clip and it has been digitized by Broadway, it can be edited using software utilities which are a part of Broadway itself. Broadway contains a variety of editing utilities such as cutting and pasting, saving selections and replacing audio. Broadway also allows users to combine several video clips in one sequence and to incorporate fade-to- and fade-from-black transitions. If more sophisticated transitions are desired, or the user would like to include titles in the video clip, the third party video editing software integrated with Broadway can perform these functions. Editing with Broadway is performed in near real-time by utilizing hardware to accelerate the editing process.

     The final step in creating video with Broadway is to tightly compress the edited video clip and then incorporate the edited video into an application such as a Web home page or a PowerPoint presentation. Compression is necessary to play back and transport digital video on a PC because of the enormous amount of data required to create a video image. Fifteen seconds of uncompressed video would occupy approximately 400 megabytes of disk storage space, far more than the typical PC could dedicate to one small video clip. In addition, uncompressed video is not feasible for low bandwidth environments, such as slower modems, some Internet applications, and CD-ROMs. While there are numerous digital video compression methods, the Company believes that MPEG-1, an international standard promulgated by the Moving Picture Experts Group, has become the leading international standard for PC digital video compression. MPEG-1 reduces digital video file sizes by up to a 200 to 1 ratio, making video files manageable for playback, downloads and portability. Broadway utilizes a robust implementation of the MPEG-1 standard which uses a combination of hardware and software to fully compress video clips into the MPEG-1 format at approximately three times real time (approximately three minutes for a one minute clip). Alternative systems which use software compression are only able to perform this task at approximately thirty to sixty times real time (approximately sixty minutes for a one-minute clip), although such systems are relatively inexpensive. Historically, MPEG-1 compression at the rate provided by Broadway was only available through service bureaus charging up to $300 per minute of video or sophisticated computer packages costing in excess of $15,000.


     Using the MPEG-1 standard allows Broadway to produce compressed videos which can be played back at 30 frames per second, the standard, full-motion video speed. Videos compressed to be played back at speeds slower than 30 frames per second typically drop frames causing the resulting video to be less than full-motion and of lower image quality. Once the video clip is compressed and saved on the user's hard drive in the standard video file format, it is easily incorporated into applications such as the Microsoft Office Suite, Web pages or CD ROMs.

     The Company currently offers two versions of Broadway: Broadway 2.5 and Broadway Beginner. Broadway 2.5 offers capture and real time MPEG compression and Web streaming features and is targeted at the A/V professional market. Broadway Beginner is similar to 2.5, but lacks the professional features of real time MPEG capture, and White Book formatted Video CD creation. This product is primarily targeted to business and home users. A no penalty Beginner to 2.5 upgrade is available directly from Data Translation for $300.

 Customers and Sales

     The Company's sales and marketing strategy is to move down the technical sophistication curve and up the volume curve by targeting the following categories of customers:

     Audio Video (A/V) Professionals. These are people who work with video every day. Examples include CD-ROM title developers, computer-based training designers, game and entertainment creators and professional video service providers.

     Business Presentation and Education Developers. This group includes sales and marketing professionals, financial presenters, trainers and professional service providers. It also includes creators and developers of Web pages and educational/training content.

     Home Hobbyists. The home hobbyists are the typical early adopters, who have the latest "cool" gadgets and are using their PCs today for tasks such as photo editing. Home hobbyists provide a gateway to the broader consumer market.

     Family / Home Users: The Strategis Group reports that 38.2 percent of U.S. households own computers and projects an increase to 47.8 percent in 2001. This broader market, which includes owners of 15 million camcorders, represents the ultimate market opportunity for Broadway.

     Worldwide, the Company's commercial products are sold through a two-tier distribution network. The Company has direct relationships with international mass market distributors as well as resellers and value-added resellers (`'VARs''). The distributors sell the commercial products to retail outlets as well as smaller computer resellers and VARs. This allows the Company's products to be available through any method used by its customers to purchase their products. The Company has a full-time sales and administrative staff of 3 employees to support sales. The strategy is to make it easy for the customer to purchase the product by offering a 30-day money back guarantee which eliminates any possible user concerns or hesitations. The product packaging was designed to be sold through the retail channel with packaging which is attractive to the retailer and consumer.

     The Company provides end users with free technical support with the purchase of the product. Broadway includes extensive on-line technical support via the Company's Web site, as well as documentation which provides a video tutorial to the non-video user and an intuitive installation guide.

 Competition

     The Company has a number of competitors. Some, like Broadway, employ MPEG encoding, while others sell products based on different platforms and video standards. The Company's Broadway product competes principally on the basis of price, speed of compression, ease of installation and use, and brand name awareness.

     The Company's greatest competition for the Broadway product includes other products which include MPEG encoding such as, Pinnacle System's DC30, Matrox's Rainbow Runner, Videonics' Python and Dazzle Multimedia's Snazzy and Dazzle products, all of which may have substantially greater financial, technical and marketing resources than the Company. In addition, there are a number of other competitors whose products are based on platforms and video standards other than those used by the Company.




RESEARCH AND DEVELOPMENT

     The Company intends to continue to invest in research and development for new products and for enhancements to existing products. The Company is currently targeting spending on research and development at an annual rate of approximately 15% of net sales. For the fiscal year ended November 30, 1997, the Company invested approximately $3,808,000 or 18.6% of net sales in product development compared to $3,736,000 or 17.6% of net sales in the prior fiscal year.

     The Company employed, as of January 31, 1998, 14 full-time engineers whose primary duties relate to product development. Outside firms and consultants are selectively engaged to develop or assist with development of products when favorable opportunities exist.

     In the data acquisition and imaging area, the new areas for hardware development include the integration of ASICs (application specific integrated circuits) into circuit boards, which will reduce cost and advance the development of new computer bus technologies (e.g., PCI). The Company's software development in data acquisition and imaging centers on supporting Windows 95 and Windows NT/TM/.


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


PROPRIETARY RIGHTS

     The Company holds nine United States patents, expiring from March 2001 through March 2015, and has two pending patent applications in the United States, none of which the Company believes is material. Pursuant to an agreement with Parent, the Company also has full cross-licenses to technology under Parent's current patents and patent applications, together with technology resulting from patent applications which Parent applies for during the two-year period ending December 2, 1998. The cross-licensed technology may only be transferred by the Company in connection with a sale of the Company's business as a going concern. The cross-licenses provide for termination upon a change in control with respect to patents issued pursuant to applications made after August 31, 1996, although the licensee may continue to use such patents in products already being shipped or which are substantially near completion of development.

     The Company believes that its success depends primarily upon the proprietary know-how, innovative skills, technical competence and marketing abilities of its employees.


BACKLOG

     Most customers order products on an as-needed basis, relying, in the case of most products, on the Company's five-day delivery capability. As a result, the Company believes that its backlog at any point in time is not indicative of its future sales and is not material to operations.


EMPLOYEES

     As of January 31, 1998, the Company employed approximately 97 persons worldwide. None of the employees is represented by a labor union. The Company believes it has good relations with its employees.

     Competition for employees with the skills required by the Company is intense in the geographic areas in which the Company's operations are located. The Company believes that its future success will depend on its continued ability to attract and retain qualified employees, especially in research and development.

EXECUTIVE OFFICERS OF THE COMPANY


NAME                         AGE      POSITION WITH THE COMPANY
----                         ---      -------------------------
Alfred A. Molinari, Jr.....   56      Chairman and Chief Executive Officer
Gary B. Godin..............   41      Vice President--Finance and Administration, Chief Financial
                                      Officer and Treasurer
Bruce E. Walsh.............   39      Vice President--Engineering - Commercial Products
Kevin Sullivan.............   36      Vice President - Engineering - Data Acquisition and Imaging
Ellen W. Harpin............   41      Director and Vice President

     Mr. Molinari has been the Chief Executive Officer and Chairman of the Company since December 1996. Mr. Molinari is the founder of Parent and served as the Chief Executive Officer and a director of Parent from its inception in 1973 until November 1996.

     Mr. Godin has been Vice President Finance and Administration and Chief Financial Officer and Treasurer of the Company since September 1996. Mr. Godin had served as Corporate Controller and Chief Accounting Officer of Parent from August 1992 until November 1996.

     Mr. Walsh has been Vice President of Engineering of the Company since September 1996. Prior to that he served as Director of Engineering for the Commercial Products Group of Parent from June 1995 until November 1996. He also served as Director of Software Engineering for the Data Acquisition and Imaging Group of Parent from June 1994 to June 1995. Mr. Walsh was employed by Parent from June 1991 until November 1996 and during his tenure has held various engineering and engineering management positions.

     Mr. Sullivan was appointed Vice President of Engineering for Data Acquisition and Imaging of the Company in November, 1997. Prior to that he served as Director of Engineering for Data Acquisiton and Imaging since September 1996. Prior to joining the Company, Mr. Sullivan was employed by Keithley Metrabyte as the Director of Engineering from April 1995 to September 1996. Prior to that he served as Manager of Design Engineering from August 1992 to April 1995.

     Ms. Harpin has been Vice President and a Director of the Company since September 1996. Prior to that she served as Vice President of Administration for Parent from July 1995 until November 1996. She also served as Chief Financial Officer for Parent from November 1991 to July 1995. Ms. Harpin was employed by Parent from March 1983 until November 1996 and during her tenure served as Vice President--Finance and Administration, Treasurer, Vice President Manufacturing and Director of Sales.


ITEM 2.   PROPERTIES

     The Company maintains its principal executive, engineering, manufacturing and sales operations in a 100,000 square foot facility located in Marlboro, Massachusetts. The building is leased from a related party trust under an agreement expiring in 2009. The Company sublets a portion of the building to certain tenants. The minimum annual net basic rent for the building is approximately $1,092,000, which amount will be allocated between the Company and its tenants pursuant to certain sub-lease agreements.

     The Company's United Kingdom sales operations are conducted in an 1,000 square foot facility in Basingstoke, Hants, England, that is leased by the Company under a quarterly net lease. The minimum quarterly basic rent is approximately $11,000 per quarter.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of stockholders during the fourth quarter of fiscal 1997.

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

     The common stock of the Company is traded in the over-the-counter market and is reported on the Nasdaq National Market System under the symbol: DATX. The Company's Stock began trading on December 16, 1996 subsequent to the stock dividend issued in connection with the Distribution. The high and low sale prices of the Company's Common Stock on the over-the-counter market since the Distribution Date through January 31, 1998 as reported on the Nasdaq National Market System were $4.75 and $1.50, respectively. The Company has never paid a cash dividend on its Common Stock, and the Board of Directors does not anticipate paying cash dividends in the foreseeable future. As of January 31, 1998, there were approximately 230 stockholders of record of the Company's common stock.

ITEM 6.   SELECTED FINANCIAL DATA

     The following data has been derived from the Company's consolidated financial statements which have been audited by Arthur Andersen LLP, independent public accountants, as of and for the fiscal years in the five year period ended November 30, 1997. The data should be read in conjunction with ''MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and the Consolidated Financial Statements and the notes thereto and other financial information included elsewhere in this Form 10-K.

     For the period presented prior to the Distribution Date, the selected historical financial data relates to the Contributed Businesses as they were operated as part of Parent. They also include an allocation of certain general corporate expenses of Parent which were not directly related to these businesses. The financial information included herein for periods prior to the Distribution Date may not, however, reflect the results of operations or financial position that would have been obtained had the Company been a separate, independent company. The consolidated financial data for all periods subsequent to the Distribution Date reflect the results of operations, financial position, changes in stockholders' equity and cash flows of the independent company.


                                                                           FISCAL YEAR ENDED NOVEMBER 30,
                                                                -----------------------------------------------------
                                                                  1993       1994       1995       1996       1997
                                                                ---------  ---------  ---------  ---------  ---------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Net sales.................................................       $23,733    $22,440    $21,826    $21,201    $20,452
Cost of sales.............................................         9,412      9,355      8,187      8,181      9,932
                                                                 -------    -------    -------    -------    -------
  Gross profit............................................        14,321     13,085     13,639     13,020     10,520
Research and development expenses.........................         3,165      3,041      2,806      3,736      3,808
Selling and marketing expenses............................         8,154      6,212      6,799      9,696     10,481
General and administrative expenses.......................         2,580      1,924      1,627      2,032      2,426
                                                                 -------    -------    -------    -------    -------
  Income (loss) from operations...........................           422      1,908      2,407     (2,444)    (6,195)
Interest (expense) income, net............................           (16)        (1)        (7)       560        269
Other income (expense)....................................          (210)        63          2        (51)       (53)
                                                                 -------    -------    -------    -------    -------
  Income (loss) from continuing operations before
   provision (benefit) for income taxes...................           196      1,970      2,402     (1,935)    (5,979)
Provision (benefit) for income taxes......................            75        798        966       (658)        --
                                                                 -------    -------    -------    -------    -------
  Income (loss) from continuing operations................           121      1,172      1,436     (1,277)    (5,979)
Discontinued operations(1)................................          (126)       381         24     (3,555)        --
                                                                 -------    -------    -------    -------    -------
  Net income (loss).......................................       $    (5)   $ 1,553    $ 1,460    $(4,832)   $(5,979)
                                                                 =======    =======    =======    =======    =======
Income (loss) from continuing operations per share........                             $  0.86    $ (0.64)   $ (2.94)
Income (loss) from discontinued operations per share......                             $  0.01    $ (1.78)   $    --
                                                                                       -------    -------    -------
Net income (loss) per share...............................                             $  0.87    $ (2.42)   $ (2.94)
                                                                                       =======    =======    =======
  Weighted average shares outstanding.....................                               1,675      1,998      2,033
                                                                                       =======    =======    =======

                                                               NOVEMBER 30,
                                        ---------------------------------------------------------
                                            1995          1996             1996           1997
                                        ------------  -------------  -----------------  ---------
                                                                       PRO FORMA(2)
                                                                     -----------------
                                                             (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents..............       $   --         $    1         $ 8,828       $ 3,922
Working capital........................        1,655          2,606          11,433         6,110
Total assets...........................        9,337          7,534          16,361        10,559
Total liabilities......................        3,067          3,743           3,743         3,830
Total stockholders' investment.........        6,270          3,791          12,618(3)      6,729

--------------
(1) Discontinued operations relates to the networking distribution business of Parent prior to the Distribution. On November 11, 1996, Parent sold a substantial portion of the assets of the networking distribution business, and the Company is in the process of discontinuing and winding-up the remainder of such business
(2) Adjusted to give effect to the deemed contribution by the Parent to the Company of $8,828,000 in cash and cash equivalents on December 2, 1996.
(3)    Does not include any tax considerations pertaining to the Distribution.


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

     Certain statements in Management's Discussion and Analysis of Financial Condition and Ressults of Operations contain "forward looking" information (as defined in the Private Securities Litigation Reform Act of 1995). The words "believe", "expect", "anticipate", "intend", "estimate", "assume" and other similar expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward looking statements. Reliance should not be placed on forward looking statements because they involve known and unknown risks, uncertainties and other factors, which are in some cases beyond the control of the Company and may cause the actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward looking statements.

      Certain factors that might cause such differences include, but are not limited to, the following: Dependence on new products, impact of competitive products, ability of the Company to meet its future capital requirements, ability to attract qualified personnel, the absence of history as an independent company, and the dependence on proprietary technology.

     For further discussion identifying important factors that could cause actual results to differ materially from those anticipated in forward looking statments, see the Company's SEC filings, in particular see the Company's Form 10, "Special Factors" and "Business of the Company".

OVERVIEW

     Data Translation, Inc., f/k/a Data Translation II, Inc., (the ''Company'') was incorporated in September 1996 as a wholly-owned subsidiary of Media 100 Inc., f/k/a Data Translation, Inc., ("Parent"). On November 29, 1996, Parent contributed to the Company substantially all of the assets and liabilities of Parent's data acquisition and imaging, commercial products and networking distribution groups (the "Contributed Businesses"). On November 11, 1996, Parent sold a substantial portion of the assets of the networking distribution business, and the Company is in the process of discontinuing and winding-up the remainder of such business. The Company will continue to operate the data acquisition and imaging and commercial products groups. On December 2, 1996 (the "Distribution Date"), Parent distributed to its stockholders in the form of a dividend all of the outstanding shares of capital stock of the Company (the "Distribution").

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon the financial statements of the Company, which present the Company's results of operations, financial position and cash flows. For the periods presented prior to the Distribution Date, the historical financial statements include the assets, liabilities, income and expenses that were directly related to the Contributed Businesses as they were operated within Parent. In the case of assets and liabilities not specifically allocable to any particular business of Parent, only those assets and liabilities owned by the Company after the Distribution were included in the Company's separate balance sheets. Regardless of the allocation of these assets and liabilities, however, the Company's statement of operations includes all of the related costs of doing business, including charges for the use of facilities and for employee benefits, and includes an allocation of certain general corporate expenses of Parent which were not directly related to the Contributed Businesses, including costs for corporate logistics, corporate research and development, information technologies, finance, legal and corporate executives. These allocations were based on a number of factors including, for example, personnel, space, time and effort, and sales volume. Management believes these allocations as well as the assumptions underlying the development of the Company's separate financial statements to be reasonable. The consolidated financial statements for all periods subsequent to the Distribution Date reflect the results of operations, financial position, changes in stockholders' equity and cash flows of the independent company.

     The financial information included herein for periods prior to the Distribution Date may not, however, necessarily reflect the results of operations, financial position and cash flows of the Company as it would have been had the Company been a separate, stand-alone entity during these periods. This is due, in part, to the historical operation of the Company as an integral part of the larger Parent.

     Following the Distribution, the Company became a stand-alone entity with objectives and strategies separate from those of Parent. The Company is focused on providing products in the data acquisition, imaging and consumer video editing industries.


DISCONTINUED OPERATIONS

     On July 30, 1996, Parent announced its strategic decision to discontinue the operations comprising its networking business. The networking operations were historically operated by TFS Wokingham, Limited, f/k/a Data Translation Networking Limited (''Networking'') which distributed, integrated and supported enterprise-wide networking products manufactured by third party suppliers in the United Kingdom. On November 11, 1996, Parent sold certain assets of the networking distribution business, primarily inventories, equipment and its ongoing business, for approximately $1.3 million. In fiscal 1996, Parent recognized a gain of approximately $340,000 on this transaction. The Company is in the process of discontinuing and winding-up the remainder of such business. The Company estimated a loss on the disposal of the remaining business assets and settlement of liabilities of approximately $1,561,000 before applicable income taxes, in fiscal 1996. Net sales from Networking were approximately $16,522,000 and $20,348,000 for the years ended November 30, 1996 and 1995, respectively.

RESULTS OF OPERATIONS

     The following table shows certain statements of operations data as a percentage of net sales.


                                                                         FISCAL YEAR ENDED
                                                               --------------------------------------
                                                                            NOVEMBER 30,
                                                               --------------------------------------
                                                                  1997          1996         1995
                                                               -----------  ------------  -----------
Net sales..................................................         100.0         100.0        100.0
Gross margin...............................................          51.4          61.4         62.5
Research and development expenses..........................          18.6          17.6         12.9
Selling and marketing expenses.............................          51.2          45.7         31.1
General and administrative expenses........................          11.9           9.6          7.5
                                                                   ------        ------        -----
Income (loss) from operations.............................          (30.3)        (11.5)        11.0
Interest income (expense) and other, net..................            1.1           2.4         (0.0)
                                                                   ------        ------        -----
Income (loss) from continuing operations before provision
 (benefit) for income taxes...............................          (29.2)         (9.1)        11.0
Provision (benefit) for income taxes......................           (0.0)         (3.1)         4.4
                                                                   ------        ------        -----
Income (loss) from continuing operations..................          (29.2)         (6.0)         6.6
Income (loss) from discontinued operations................            0.0         (16.8)         0.1
                                                                   ------        ------        -----
Net income (loss).........................................          (29.2)%       (22.8)%        6.7%
                                                                   ======        ======        =====


COMPARISON OF FISCAL YEAR ENDED NOVEMBER 30, 1997 TO FISCAL YEAR ENDED NOVEMBER 30, 1996

     Net sales for the fiscal year ended November 30, 1997 were $20,452,000 compared to $21,201,000 for the same period in the prior year, which represents a decrease of approximately 3.5% or $749,000. Sales from the Company's data acquisition and imaging products decreased approximately 15.8%, mostly due to lower unit sales of older mature products as well as lower average selling prices. This decline was partially offset by sales from the Company's Broadway products which were $3,251,000 in fiscal 1997 compared to $774,000 in the comparable year.

     Gross margin for the period ended November 30, 1997 was 51.4% of net sales, compared to 61.4% of net sales for the same period in the prior year. The decrease in gross margin was primarily the result of lower average selling prices in the data acquisition and imaging product lines, under-utilization of the Company's manufacturing capacity, as well as the increase in sales from the Broadway products which carry a lower margin than the data acquisition and imaging products.

     Loss from operations for fiscal 1997 was $6,195,000, compared to a loss of $2,444,000 for the same period in the prior year. The increased loss was primarily due to the lower gross margin as described above, as well as an increase in operating expenses over the prior year of $1,251,000. Operating expenses include the impact of a workforce reduction and a charge for the potential impairment of prepaid royalties of approximately $150,000 and $196,000, respectively, which were taken in the fourth quarter of fiscal 1997. Research and development expenses were $3,808,000 or 18.6% of net sales compared to $3,736,000 or 17.6% of net sales in fiscal 1996. The increase was directly attributable to the write-off of prepaid royalties which were advanced as consideration for the rights and license of certain future products. Selling and marketing expenses were $10,481,000 or 51.2% of net sales compared to $9,696,000 or 45.7% of net sales in fiscal 1996. The increase in selling and marketing expenses was due largely to the marketing, promotion, and sales channel development for the Company's Broadway products. General and administrative expenses were $2,426,000 or 11.9% of net sales compared to $2,032,000 or 9.6% of net sales in fiscal 1996. This year's general and administrative expenses are reflective of the Company operating on a stand-alone basis compared to allocated expenses in fiscal 1996.

     Any potential tax benefits due to operating losses in the fiscal year ended November 30, 1997 have not been recognized and any potential deferred tax asset has been fully reserved as disclosed in the Notes to the Consolidated

Financial Statements. The prior year's comparable period includes a tax benefit of $658,000 on a stand-alone, pro-forma basis. Prior to the Distribution Date, the Company filed its tax return as part of a consolidated group with Parent. The offsetting charge for the tax benefit has been included as an element of Parent's net investment in the Company as reflected in the accompanying consolidated statements of stockholders' investment. This benefit for income taxes may not necessarily reflect the consolidated results of operations of the Company had it been a separate, stand-alone entity during the periods prior to the Distribution Date.

     Loss from continuing operations was $5,979,000 for the fiscal year ended November 30, 1997, compared to a loss from continuing operations of $1,277,000 in the prior fiscal year.

     The Company incurred a net loss of $5,979,000 or $2.94 per share for the fiscal year ended November 30, 1997 compared to $4,832,000 or $2.42 per share in the prior fiscal year. These results include a loss on discontinued operations of $3,555,000 or $1.78 per share for the fiscal year ended November 30, 1996. See ''--Discontinued Operations.''

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

     The Company had an income tax benefit of $658,000 for the fiscal year ended November 30, 1996, compared to a provision for income taxes of $966,000 in fiscal 1995. The provision (benefit) for income taxes for both periods has been calculated on a separate tax return basis. Prior to the Distribution Date, the Company filed its tax return as part of a consolidated group with Parent. The offsetting charge for the provision (benefit) for income taxes has been included as an element of Parent's net investment in the Company as reflected in the accompanying consolidated statements of stockholders' investment. The provision (benefit) for income taxes may not necessarily reflect the consolidated results of operations of the Company had it been a separate, stand-alone entity during the periods prior to the Distribution Date.


  Loss from continuing operations was $1,277,000 for the fiscal year ended November 30, 1996, compared to income from continuing operations of $1,436,000 in the prior fiscal year.

  The Company incurred a net loss of $4,832,000 for the fiscal year ended November 30, 1996 compared to net income of $1,460,000 in the prior fiscal year. These results include a loss on discontinued operations of $3,555,000 for the fiscal year ended November 30, 1996 and income from discontinued operations of $24,000 in the prior fiscal year. See ''--Discontinued Operations.''

LIQUIDITY AND CAPITAL RESOURCES

     Simultaneously with the Distribution, Parent contributed $8,828,000 in cash and cash equivalents to the Company for use in the Company's business. Net cash used in operations during fiscal 1997 was $4,341,000 which included a net loss of $5,979,000 partially offset by items not requiring cash. In an effort to improve cash flow, in the fourth quarter of fiscal 1997, the Company took measures to lower its operating expenses by implementing a workforce reduction of approximately 20%, began subletting excess office capacity, and has recently lowered operating expenses including, but not limited to, sales and marketing expenses for all of its product lines. Taking into consideration these efforts, the Company believes that current available funds will be sufficient to meet current operating requirements for at least the next twelve months. If such efforts are unsuccessful in improving cash flow and the Company's liquidity position materially worsens, the Company may need to secure external financing in order to meet its ongoing capital requirements. Consequently, the Company is pursuing possible financing alternatives but, there can be no assurance whether the Company would be successful in obtaining any required external financing.


IMPACT OF YEAR 2000 ISSUE

     The Year 2000 issue results from computer programs written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     The Company is in the process of conducting an assessment of its computer information systems and is beginning to take the necessary steps to determine the nature and extent of the work required to make its systems Year 2000 compliant, where necessary. These steps will require the Company to modify, upgrade or replace some of its internal financial and operational systems. The Company continues to evaluate the estimated cost of bringing all internal systems, equipment and operations into Year 2000 compliance, but has not yet finished determining the total cost of these compliance efforts. While these efforts will involve additional costs, the Company believes, based upon currently available information, that these costs will not have a material adverse effect on its business, financial condition or results of operations. However, if these efforts are not completed on time, or if the cost of updating or replacing the Company's information systems exceeds the Company's current estimates, the Year 2000 issue could have a material adverse impact on the Company's business, financial condition or results of operations.

     The Company also intends to determine the extent to which the Company may be vulnerable to any failures by its major suppliers, distributors and service providers to remedy their own Year 2000 issues, and is in the process of initiating formal communications with these parties. At this time the Company is unable to estimate the nature or extent of any potential adverse impact resulting from the failure of third party suppliers, distributors and service providers to achieve Year 2000 compliance, although the Company does not currently anticipate that it will experience any material shipment delays from its major product suppliers or any material sales delays from its major distributors due to Year 2000 issues. However, there can be no assurance that these third parties will not experience Year 2000 problems or that any problems would not have a material effect on the Company's product supply and distribution channels. Because the cost and timing of Year 2000 compliance by third parties such as suppliers, distributors and service providers is not within the Company's control, no assurance can be given with respect to the cost or timing of such efforts or any potential adverse effects on the Company of any failure by these third parties to achieve Year 2000 compliance.

                    DATA TRANSLATION, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                  PAGE
                                                                                                                  ----
Report of Independent Public Accountants....................................................................        19
Consolidated Balance Sheets as of November 30, 1997 and 1996 and Pro Forma Consolidated Balance Sheet as
   of November 30, 1996.....................................................................................        20
Consolidated Statements of Operations for the Years Ended November 30, 1997, 1996, and 1995.................        21
Consolidated Statements of Stockholders' Investment for the Years ended November 30, 1997, 1996, and 1995
   and Pro Forma Consolidated Statement of Stockholders' Investment for the Year Ended November 30, 1996....        22
Consolidated Statements of Cash Flows for the Years Ended November 30, 1997, 1996, and 1995.................        23
Notes to Consolidated Financial Statements..................................................................        24

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Data Translation, Inc.:

     We have audited the accompanying consolidated balance sheets of Data Translation, Inc. (a Delaware corporation) and subsidiaries as of November 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' investment and cash flows for each of the three years in the period ended November 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Data Translation, Inc. and subsidiaries as of November 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 1997, in conformity with generally accepted accounting principles.


                                  Arthur Andersen LLP

Boston, Massachusetts
December 31, 1997

                    DATA TRANSLATION, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                   PRO FORMA
                                                           -----------------   -----------------   -----------------
                                                           NOVEMBER 30, 1997   NOVEMBER 30, 1996   NOVEMBER 30, 1996
                                                           -----------------   -----------------   -----------------
CURRENT ASSETS:
  Cash and cash equivalents..............................        $ 3,922,000         $ 8,828,000          $    1,000
  Accounts receivable, net of reserves of $389,000
    and $132,000 in 1997 and 1996, respectively..........          2,754,000           2,741,000           2,741,000
  Inventories............................................          1,407,000           1,490,000           1,490,000
  Prepaid expenses.......................................            430,000             690,000             690,000
                                                                 -----------         -----------          ----------
     Total current assets................................          8,513,000          13,749,000           4,922,000

Equipment and leasehold improvements, net................          1,851,000           2,352,000           2,352,000
Other assets--net........................................            195,000             260,000             260,000
                                                                 -----------         -----------          ----------
     Total Assets........................................        $10,559,000         $16,361,000          $7,534,000
                                                                 ===========         ===========          ==========

CURRENT LIABILITIES:
  Accounts payable.......................................        $   174,000         $   377,000          $  377,000
  Due to related party.............................                  546,000                  --                  --
  Accrued expenses.......................................          1,683,000           1,939,000           1,939,000
                                                                 -----------         -----------          ----------
     Total current liabilities...........................          2,403,000           2,316,000           2,316,000
Net liabilities of discontinued operations...............          1,424,000           1,424,000           1,424,000

Deferred income taxes....................................              3,000               3,000               3,000

Commitments and Contingencies (Note 7)

STOCKHOLDERS' INVESTMENT:
  Investment by Parent...................................                 --                  --           3,822,000
  Preferred stock, $.01 par value--
    Authorized: 5,000,000 shares, none issued and
    outstanding..........................................                 --                  --                  --
  Common stock, $.01 par value--
    Authorized: 30,000,000 shares, 2,048,765 and
    2,022,021 shares issued and outstanding at
    November 30, 1997 and 1996 pro forma,
    respectively.........................................             20,000              20,000                  --
  Additional paid-in capital.............................         12,691,000          12,629,000                  --
  Accumulated deficit..............................               (5,979,000)                 --                  --
  Cumulative translation adjustment......................             (3,000)            (31,000)            (31,000)
                                                                 -----------         -----------          ----------
     Total stockholders' investment......................          6,729,000          12,618,000           3,791,000
                                                                 -----------         -----------          ----------
  Total Liabilities and Stockholders' Investment.........        $10,559,000         $16,361,000          $7,534,000
                                                                 ===========         ===========          ==========


  The accompanying notes are an integral part of these consolidated financial statements.

                    DATA TRANSLATION, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                  FISCAL YEARS ENDED NOVEMBER 30,
                                                     ----------------------------------------------------------
                                                            1997                1996                1995
                                                     ------------------  ------------------  ------------------
Net sales..........................................        $20,452,000         $21,201,000         $21,826,000
Cost of sales......................................          9,932,000           8,181,000           8,187,000
                                                           -----------         -----------         -----------
     Gross profit..................................         10,520,000          13,020,000          13,639,000
Research and development expenses..................          3,808,000           3,736,000           2,806,000
Selling and marketing expenses.....................         10,481,000           9,696,000           6,799,000
General and administrative expenses................          2,426,000           2,032,000           1,627,000
                                                           -----------         -----------         -----------
     Income (loss) from operations.................         (6,195,000)         (2,444,000)          2,407,000
Interest income (expense)..........................            269,000             560,000              (7,000)
Other income (expense).............................            (53,000)            (51,000)              2,000
                                                           -----------         -----------         -----------
     Income (loss) from continuing operations
       before tax provision (benefit)..............         (5,979,000)         (1,935,000)          2,402,000
Provision (benefit) for income taxes...............                 --            (658,000)            966,000
                                                           -----------         -----------         -----------
     Income (loss) from continuing operations......         (5,979,000)         (1,277,000)          1,436,000
Discontinued operations (Note 3):
  Income (loss) from discontinued operations of
   TFS Wokingham, Limited (less applicable
    provision (benefit) for income taxes of
    $(10,000) and $10,000 in 1996 and 1995,
    respectively)..................................                 --          (3,555,000)             24,000
                                                           -----------         -----------         -----------
     Net income (loss).............................        $(5,979,000)        $(4,832,000)        $ 1,460,000
                                                           ===========         ===========         ===========
Income (loss) from continuing operations per
 common share......................................        $     (2.94)        $     (0.64)        $      0.86
Income (loss) from discontinued operations per
 common share......................................                ---               (1.78)               0.01
Net income (loss) per common share.................        -----------         -----------         -----------
                                                           $     (2.94)        $     (2.42)        $      0.87
Weighted average number of common and common               ===========         ===========         ===========
 equivalent shares outstanding.....................          2,033,000           1,998,000           1,675,000
                                                           ===========         ===========         ===========


  The accompanying notes are an integral part of these consolidated financial statements.

                    DATA TRANSLATION, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT

                                                    COMMON STOCK
                                              ----------------------   ADDITIONAL                 CUMULATIVE      TOTAL
                                 INVESTMENT       NUMBER    $.01 PAR    PAID-IN     ACCUMULATED  TRANSLATION  STOCKHOLDERS'
                                 BY PARENT       OF SHARES   VALUE      CAPITAL       DEFICIT     ADJUSTMENT   INVESTMENT
                              ------------------------------------------------------------------------------------------
Balance, November 30, 1994    $  4,950,000          --   $    --        $   --       $   --    $  27,000    $  4,977,000

   Net activity with Parent        658,000          --        --            --           --           --         658,000

   Impact of income taxes         (966,000)         --        --            --           --           --        (966,000)

   Translation adjustment               --          --        --            --           --       141,000        141,000

   Net income                    1,460,000          --        --            --           --           --       1,460,000
                               -----------------------------------------------------------------------------------------
Balance, November 30, 1995    $  6,102,000          --   $    --   $        --        $  --    $  168,000   $  6,270,000

   Net activity with Parent      1,894,000          --        --            --           --           --       1,894,000

   Impact of income taxes          658,000          --        --            --           --           --         658,000

   Translation adjustment               --          --        --            --           --      (199,000)      (199,000)

   Net loss                     (4,832,000)         --        --            --           --           --      (4,832,000)
                               -----------------------------------------------------------------------------------------
Balance, November 30, 1996    $  3,822,000          --   $    --   $        --        $  --    $  (31,000)  $ 3,791,000

   Contribution from Parent      8,827,000          --        --            --           --           --       8,827,000

   Dividend distribution of
   Investment by Parent        (12,649,000)  2,022,021    20,000    12,629,000           --           --              --
                               -----------------------------------------------------------------------------------------
Pro Forma balance,
 November 30, 1996            $         --   2,022,021   $20,000   $12,629,000        $  --    $  (31,000)   $12,618,000

 Proceeds from stock plans              --      26,744        --        62,000           --            --         62,000

 Translation adjustment                 --        --          --         --              --        28,000         28,000

 Net loss                               --        --          --         --          (5,979,000)      --      (5,979,000)
                            --------------------------------------------------------------------------------------------
Balance, November 30, 1997    $         --   2,048,765   $20,000   $12,691,000      $(5,979,000) $ (3,000)  $  6,729,000
                            ============================================================================================

  The accompanying notes are an integral part of these consolidated financial statements.

                    DATA TRANSLATION, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                      FISCAL YEARS ENDED NOVEMBER 30,
                                                         -----------------------------------------------------
                                                              1997                1996                1995
                                                         --------------      --------------     --------------
Cash Flows from Operating Activities:
 Net income (loss)......................................   $(5,979,000)        $(4,832,000)         $ 1,460,000
 Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities--
  Depreciation and amortization.........................     1,214,000             844,000              836,000
  Loss on disposal of equipment.........................         7,000                  --                   --
  Deferred income taxes.................................            --               3,000                   --
  Changes in current assets and liabilities--
    Accounts receivable.................................       (13,000)            512,000             (274,000)
    Inventories.........................................        83,000            (404,000)            (118,000)
    Prepaid expenses....................................       260,000            (307,000)             (15,000)
    Net assets (liabilities) of discontinued
     operations.........................................            --           3,656,000             (312,000)
    Accounts payable....................................      (203,000)           (339,000)              76,000
    Due to related party................................       546,000                  --             (546,000)
    Accrued expenses....................................      (256,000)           (373,000)             706,000
                                                           -----------         -----------          -----------
     Net cash provided by (used in) operating
       activities.......................................    (4,341,000)         (1,240,000)           1,813,000
                                                           -----------         -----------          -----------
Cash Flows from Investing Activities:
 Purchases of equipment and leasehold
  improvements..........................................      (588,000)           (861,000)          (1,617,000)
 Increase in other assets...............................       (70,000)           (212,000)             (68,000)
                                                           -----------         -----------          -----------
     Net cash used in investing activities..............      (658,000)         (1,073,000)          (1,685,000)
                                                           -----------         -----------          -----------
Cash Flows from Financing Activities:
 Contribution from Parent...............................     8,827,000                  --                   --
 Proceeds from stock plans..............................        62,000                  --                   --
 Net borrowings from bank...............................            --             (39,000)              39,000
 Impact of income taxes.................................            --             658,000             (966,000)
 Decrease in investment by Parent.......................            --           1,894,000              658,000
                                                            ----------          ----------            ---------
     Net cash provided by (used in) financing
       activities.......................................     8,889,000           2,513,000             (269,000)
Exchange Rate Effects...................................        31,000            (199,000)             141,000
                                                            ----------          ----------            ---------
Net increase in cash and cash equivalents...............     3,921,000               1,000                   --
Cash and cash equivalents, beginning of period..........         1,000                  --                   --
                                                            ----------          ----------            ---------
Cash and cash equivalents, end of period................    $3,922,000          $    1,000            $      --
                                                            ==========          ==========            =========
Supplemental Disclosure of Cash Flow Information:
  Cash paid for income taxes............................    $       --          $       --            $      --
                                                            ==========          ==========            =========
  Cash paid for interest................................    $       --          $       --            $   7,000
                                                            ==========          ==========            =========


  The accompanying notes are an integral part of these consolidated financial statements.

                    DATA TRANSLATION, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   BACKGROUND AND BASIS OF PRESENTATION

  (a) Background

     Data Translation, Inc., f/k/a Data Translation II, Inc., (the ''Company'') was incorporated in September 1996 as a wholly-owned subsidiary of Media 100 Inc., f/k/a Data Translation, Inc., ("Parent"). On November 29, 1996, Parent contributed to the Company substantially all of the assets and liabilities of Parent's data acquisition and imaging, commercial products and networking distribution groups (the "Contributed Businesses"). On November 11, 1996, Parent sold a substantial portion of the assets of the networking distribution business, and the Company is in the process of discontinuing and winding-up the remainder of such business. The Company will continue to operate the data acquisition and imaging and commercial products groups. On December 2, 1996 (the "Distribution Date"), Parent distributed to its stockholders in the form of a dividend all of the outstanding shares of capital stock of the Company (the "Distribution").

     Based on the law in effect at the time and certain facts beyond the control of the Company and Parent assumed to be true at the time of the Distribution, Parent believes that the Distribution may qualify as a tax-free distribution under Section 355 of the Internal Revenue Code (the ''Code''). However, there is a significant risk that the Distribution may not qualify as a tax-free distribution. Parent has not requested and does not intend to request a letter ruling from the Internal Revenue Service (the ''IRS'') nor has Parent received an opinion of counsel on the tax treatment of the Distribution. Further, the tax treatment of the Distribution is not entirely clear. The Distribution may not satisfy the IRS' published guidelines for issuing advance letter rulings on the tax-free treatment of spin-off transactions. The Distribution was not conditioned on either the receipt of a letter ruling from the IRS or an opinion of counsel that the Distribution qualifies as a tax-free distribution. If the Distribution were to fail to qualify for such tax-free treatment, the Distribution may be taxable to Parent and would be taxable to its stockholders receiving Common Stock of the Company pursuant thereto.

     The Company designs, develops and manufactures high performance data acquisition and imaging products for use with personal computers. The Company's principal products are digital signal processing boards and software which receive analog signals, convert them to digital form and process the digital data.


 (b) Basis of Presentation

     For fiscal years ended November 30, 1996 and 1995, the consolidated financial statements reflect the results of operations, financial position, changes in stockholders' investment and cash flows of the businesses that were transferred to the Company from Parent in the Distribution as if the Company were a separate entity prior to the Distribution Date. These consolidated financial statements have been prepared using the historical basis in assets and liabilities and historical results of operations related to the Contributed Businesses. Changes in stockholders' investment represent Parent's contribution of its net investment after giving effect to the net income (loss) of the Company plus net cash transfers to or from Parent. The Company began accumulating its retained earnings on the date of the Distribution. The consolidated financial statements for all periods subsequent to the Distribution Date reflect the results of operations, financial position, changes in stockholders' investment and cash flows of the autonomous company.

     Additionally, the consolidated financial statements for periods prior to the Distribution Date include allocations of certain Parent corporate assets, liabilities and expenses relating to the Contributed Businesses that were transferred to the Company from Parent. Management believes these allocations are reasonable. All material intercompany transactions and balances between the Contributed Businesses have been eliminated.

     General corporate overhead related to corporate headquarters and common support divisions were allocated by the Company based on a number of factors including, for example, personnel, space, time and effort, and sales volume. Management believes these allocations are reasonable. However, the costs of these services charged to the

                    DATA TRANSLATION, INC. AND SUBSIDIARIES

Company are not necessarily indicative of the costs that would have been incurred if the Company had performed these functions as a stand-alone entity. Subsequent to the Distribution, the Company has allocated costs associated with certain shared services to Parent as disclosed in the Corporate Services and Use and Occupancy Agreements (see Note 7(a)). Additionally, income taxes are calculated on a separate tax return basis (see Notes 2(i) and 8).

     The financial information included herein may not necessarily reflect the consolidated results of operations, financial position, changes in stockholder's investment and cash flows of the Company in the future or what they would have been had it been a separate, stand-alone entity during the periods presented prior to fiscal year ended November 30, 1997.

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


 (c) Inventories

     Inventories are stated at the lower of first-in, first-out (''FIFO'') cost or market and consist of the following:

                                                      NOVEMBER 30,
                                               --------------------------
                                                    1997          1996
                                               ------------  ------------
   Raw materials..........................       $  830,000    $  904,000
   Work-in-process........................           10,000       181,000
   Finished goods.........................          567,000       405,000
                                                 ----------    ----------
                                                 $1,407,000    $1,490,000
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


 (d) Depreciation and Amortization

     The Company provides for depreciation and amortization, using the straight-line method, by charges to operations in amounts that allocate the cost of the equipment and leasehold improvements over the following estimated useful lives:

                DATA TRANSLATION, INC. AND SUBSIDIARIES

                   DESCRIPTION                                      USEFUL LIVES
                   -----------                                      ------------

Machinery and equipment...........................................  3 to 7 years
Furniture and fixtures............................................     7 years
Vehicles..........................................................     3 years

Leasehold improvements are amortized over the shorter of their economic life or the life of the lease.


 (e) Equipment and Leasehold Improvements

  Equipment and leasehold improvements are stated at cost, less accumulated depreciation and amortization, and consist of the following:


                                                         NOVEMBER 30,
                                                 --------------------------
                                                     1997           1996
                                                 -----------  -------------
   Machinery and equipment...................    $14,840,000    $14,609,000
   Furniture and fixtures....................      2,136,000      2,135,000
   Vehicles..................................        103,000         73,000
   Leasehold improvements....................      2,177,000      2,051,000
                                                 -----------    -----------
                                                  19,256,000     18,868,000
   Less--accumulated depreciation
     and amortization........................     17,405,000     16,516,000
                                                 -----------    -----------
                                                 $ 1,851,000    $ 2,352,000
                                                 ===========    ===========

 (f) Foreign Currency

     The Company translates the assets and liabilities of its foreign subsidiaries at the rates of exchange in effect at year-end. Revenues and expenses are translated using exchange rates in effect during the year. Gains and losses from foreign currency translation are credited or charged to ''Cumulative translation adjustment'' included in stockholders' investment in the accompanying consolidated balance sheets. Foreign currency transaction gains and losses are included in ''Other income (expense)'' on the accompanying consolidated statements of operations. Foreign currency transaction gains and losses were not significant for the years ended November 30, 1997, 1996 or 1995.


 (g) Revenue Recognition

     The Company recognizes revenue when products are shipped. Costs of service and warranty are not significant and are charged to operations as incurred. Revenues from hardware systems with other than incidental software components and stand-alone software sales are recognized upon shipment, provided that no significant vendor or postcontract support obligations remain outstanding and collection of the resulting receivable is deemed to be probable.


 (h) Research and Development Costs

     In accordance with Statement of Financial Accounting Standard (''SFAS'') No. 2, Accounting for Research and Development Costs, the Company charges research and development costs to operations as incurred. However, in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, the Company capitalizes certain computer software development costs upon establishing technological feasibility. Capitalized costs, net of accumulated amortization, were approximately $191,000 and $256,000 as of

              DATA TRANSLATION, INC. AND SUBSIDIARIES

November 30, 1997 and 1996, respectively, and are included in other assets. These costs are amortized on a straight-line basis over the lesser of two years or the economic life of the product. Amortization expense, included in cost of sales in the accompanying consolidated statements of operations, was $135,000, $85,000 and $80,000 in 1997, 1996 and 1995, respectively.


 (i) Income Taxes

     The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, whereby a deferred tax asset or liability is recognized for the expected future tax consequences of temporary differences between the financial statement and the tax bases of the assets and liabilities.

     For all periods prior to the Distribution Date, the Company's results of operations have been included in the consolidated income tax returns filed by Parent. Accordingly, the provision (benefit) for income taxes in the Company's consolidated financial statements for those periods has been calculated on separate tax return basis.


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


 (k) Disclosure About Fair Value of Financial Instruments

     SFAS No. 107, Disclosure About Fair Market Value of Financial Instruments, requires disclosure of estimated fair values for certain financial instruments. The Company's financial instruments include accounts receivable and accounts payable. The carrying amounts of these financial instruments approximate their fair value.


 (l) Stock-Based Compensation

     The Company accounts for its stock-based compensation under Accounting Principle Board Opinion No. 25, Accounting for Stock Issued to Employees. In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation, which is effective for fiscal years beginning after December 15, 1995. SFAS No. 123 establishes a fair-value-based method of accounting for stock-based compensation plans. The Company has adopted the disclosure-only alternative under SFAS No. 123, which requires the disclosure of the pro forma effects on earnings and earnings per share as if the accounting prescribed by SFAS No. 123 had been adopted, as well as certain other information. See Note 5.


 (m) Pro Forma Presentation

     The pro forma consolidated balance sheet as of November 30, 1996 reflects
(1) the contribution of $8,827,000 from Parent simultaneously with the Distribution and (2) the distribution of the investment by Parent to the existing stockholders of Parent in the form of a one-for-four stock dividend as discussed in Note 1(a).

              DATA TRANSLATION, INC. AND SUBSIDIARIES

3.   DISCONTINUED OPERATIONS

  On July 30, 1996, Parent announced its strategic decision to discontinue the operations comprising its networking business. The networking operations were historically operated by TFS Wokingham, Limited, f/k/a Data Translation Networking Limited (''Networking'') which distributed, integrated and supported enterprise-wide networking products manufactured by third party suppliers in the United Kingdom. On November 11, 1996, the Parent sold certain assets of the networking distribution business, primarily inventories, equipment and its ongoing business, for approximately $1.3 million. In fiscal 1996, Parent recognized a gain of approximately $340,000 on this transaction. The Company is in the process of discontinuing and winding-up the remainder of such business.

  The Company estimated a loss on the disposal of the remaining business assets and extinguishment of liabilities of approximately $1,561,000 before applicable income taxes, in fiscal 1996.

  Sales from Networking were approximately $16,522,000 and $20,348,000 for the years ended November 30, 1996 and 1995, respectively.

  The components of net liabilities of discontinued operations included in the accompanying consolidated balance sheets at November 30, 1997 and 1996 follow:

                                                          NOVEMBER 30,
                                                 ---------------------------
                                                      1997            1996
                                                 ------------  -------------
   Accounts receivable, net.................     $   123,000     $ 1,563,000
   Inventories..............................              --       1,159,000
   Prepaid expenses.........................              --         433,000
   Equipment and leasehold
    improvements, net.......................              --          68,000
   Accounts payable.........................              --      (1,450,000)
   Borrowings from a bank...................        (963,000)     (1,577,000)
   Accrued expenses.........................        (584,000)     (1,620,000)
                                                 -----------     -----------
                                                 $(1,424,000)    $(1,424,000)
                                                 ===========     ===========


4.   NET INCOME (LOSS) PER COMMON SHARE

     Prior to the Distribution, the Company had 100 shares of Common Stock outstanding, all of which were owned by Parent. Effective with the Distribution discussed in Note 1(a), the stockholders of Parent received one share of the common stock of the Company for each four shares of common stock held of Parent. Accordingly, the net income (loss) per common share for periods prior to the Distribution Date was calculated by dividing net income (loss) by the sum of the weighted average number of shares of common stock plus common equivalent shares, if dilutive, of Parent. For periods in which their effect would be dilutive, common equivalent shares are calculated using the treasury stock method. Fully diluted net income (loss) per common share has not been separately presented, as the amounts would not be materially different from net income (loss) per share.

     In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share. SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly traded common stock or potential common stock. This statement is effective for fiscal years ending after December 15, 1997, and early adoption is not permitted. When adopted, the statement will require restatement of prior years' earnings per share. The Company will adopt this statement for its fiscal year ending November 30, 1998. The Company does not believe that the adoption of SFAS No. 128 will be material.

              DATA TRANSLATION, INC. AND SUBSIDIARIES

5.   STOCKHOLDERS' INVESTMENT

     (a)  Stock Option Plans

     Parent Stock Option Plans

     Prior to the Distribution, key employees of the Company were eligible to receive stock options under the Parent's 1992 Key Employee Incentive Plan and its 1982 Key Employee Incentive Plan (the "Parent Plans"). Information with respect to Parent Options held only by Transferred Employees, as defined below, without adjustment for Replacement Options for the two years ended November 30, 1996 follows:
                                                                     WEIGHTED
                                      NUMBER OF       OPTION PRICE    AVERAGE
                                      OPTIONS            RANGE         PRICE
                                      ---------     --------------   ---------
Outstanding at November 30, 1994       248,716      $ 1.38 -  6.13      $ 3.32
   Granted                             159,000       11.00 - 16.88       12.93
   Exercised                          (114,876)       1.38 -  4.95        3.15
   Expired/canceled                         --                  --          --
                                       ---------------------------------------
Outstanding at November 30, 1995       292,840      $ 1.38 - 16.88      $ 8.66
   Granted                             131,500        8.13 - 16.25       16.16
   Exercised                           (65,960)       1.38 - 11.00        3.39
   Expired/canceled                       (200)               1.50        1.50
                                       ---------------------------------------
Outstanding at November 30, 1996       358,180      $ 1.81 - 16.88      $12.39
                                       =======================================
Exercisable at November 30, 1996        59,431      $ 1.81 - 16.88      $ 1.41
                                       =======================================

     Replacement Stock Option Plan

     Effective December 2, 1996, the Company's Board of Directors adopted the Company's Replacement Stock Option Plan (the ''Replacement Plan''). The Replacement Plan provided for the issuance of options to purchase shares of the Company's common stock (the ''Replacement Options'') to holders of options to purchase shares of Parent Stock that were granted under Parent Plans and which were outstanding on the Distribution Date (the ''Parent Options''), as part of an adjustment to the Parent Options. The Company has authorized the issuance of up to 275,000 shares of the Company's common stock under the Replacement Plan, of which options for 264,794 shares of common stock were granted as of November 30, 1997. No additional options may be granted under the Replacement Plan.

     The number of Replacement Options granted equals the number of Parent options divided by four and rounded down to the nearest whole share. The exercise price of Replacement Options equals the exercise price of Parent options multiplied by .285714 and rounded up to the nearest full cent.

     It is intended that Replacement Options issued to employees of the Company ("Transferred Employees") in respect of Parent Options that qualify as Incentive Options shall continue to qualify as Incentive Options pursuant to Section 424(a) of the Code. Replacement Options that do not qualify as Incentive Options will be Non-Qualified Options.

     Subject to certain conditions, employees of the Company and Parent will be paid an amount in cash intended to compensate them for the loss of incentive stock option treatment under the Code with respect to options they hold in the company which is not their employer following the Distribution. Such amount will be paid by the company which has issued the option, will be determined by such company in its discretion and will not exceed the value of the corresponding tax benefit to such company. As of November 30, 1997, the Company has not been obligated to make any payments under this arrangement. In addition, the Company has not provided for any future costs which may arise as the probability and amount of payments cannot be reasonably estimated.

                  DATA TRANSLATION, INC. AND SUBSIDIARIES

     1996 Plan

     Effective with the Distribution, the Company adopted the 1996 Stock Option Plan (the ''1996 Plan'') for its key employees, directors, and others, which permits the grant of stock options as approved by the Company's Board of Directors. Under the 1996 Plan, 500,000 shares of common stock have been reserved for issuance. Options granted pursuant to the 1996 Plan may, at the discretion of the Board, be incentive stock options as defined by the Internal Revenue Code. Subject to the provisions of the 1996 Plan, options granted are at a price as specified by the Board. The Board will determine when the options will vest and expire, but in no event will the option period exceed ten years. As of November 30, 1997, 394,790 shares of common stock were available for future issuance under the 1996 Plan.

     The stock option activity under the Replacement Plan and the 1996 Plan for the year ended November 30, 1997 follows:


                                    NUMBER        EXERCISE PRICE       WEIGHTED
                                  OF OPTIONS          RANGE             AVERAGE
Outstanding, November 30, 1996        --         $      --             $    --
  Granted under the Replacement
    Plan                            264,794      $0.52  -  $  5.08       $3.08
  Granted under the 1996 Plan       167,125      $3.00  -  $  4.00       $3.26
  Exercised                         (13,035)     $0.52  -  $  3.15       $1.63
  Expired/canceled                  (43,630)     $0.52  -  $  5.08       $3.09
                                    ------------------------------------------
Outstanding, November 30, 1997      375,254      $0.52  -  $  5.08       $3.21
                                    ==========================================
Exercisable, November 30, 1997       94,751      $0.52  -  $  5.08       $3.15
                                    ==========================================

     (b)  Employee Stock Purchase Plan

     Effective with the Distribution, the Company established an Employee Stock Purchase Plan (the "ESPP'') which permits the eligible employees of the Company and its subsidiaries to purchase shares of the Company's common stock, at 85% of the lower of the Company's closing market price on the first day or last day of the applicable six-month period. Employees may participate in the ESPP through regular monthly payroll deductions of up to 10% of their pre-tax gross salary. Subject to adjustment for stock splits, stock dividends and similar events, a maximum of 150,000 shares of common stock may be issued under the ESPP. As of November 30, 1997, 13,709 shares of common stock were issued under the ESPP.

     (c) Stock-Based Compensation

     The Company has computed the pro forma disclosure required under SFAS No. 123 for all stock compensation plan grants during the years ended November 30, 1997 and 1996 using the Black-Scholes option pricing model prescribed by SFAS No. 123. Furthermore, the pro forma compensation amount for stock grants in fiscal 1996 has been determined based on an allocation of the total pro forma computation computed by Parent with respect to grants under the Parent Plans, as described above. The allocation was determined based on a weighted average compensation amount per option granted to Transferred Employees. The assumptions used in 1997 and 1996 are as follows: dividend yield of 0% for all years; expected volatility of 91.5% and 77.3%, risk-free interest rates of 6.33% - 6.76% and 6.30% - 6.60%; and expected lives of 4 and 6 years. The weighted-average grant date fair value of options granted during 1997 and 1996 was $2.07 and $10.62, respectively. The weighted-average remaining contractual life of outstanding options at November 30, 1997 was 3.85 years.

     Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net loss and net loss per share would have been increased to the following pro forma amounts for the years ended November 30, 1997 and 1996, as follows:

                DATA TRANSLATION, INC. AND SUBSIDIARIES

                                                   1997                 1996
                                                   ----                 ----
Net loss, as reported                         $(5,979,000)         $(4,832,000)
Pro forma net loss, as adjusted                (6,083,000)          (4,868,000)

Net loss per share, as reported               $     (2.94)         $     (2.42)
Pro forma net loss per share,
 as adjusted                                        (2.99)               (2.44)


     The resulting pro forma compensation expense may not be representative of the amount to be expected in future years, as the pro forma expense may vary based on the number of options granted. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions, including expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.



6.   RETIREMENT PLAN

     The majority of the Company's employees were eligible to participate in Parent's employee savings plan (the ''Savings Plan'') in compliance with Section 401(k) of the Internal Revenue Code. Following the Distribution, the Company established a plan similar to the Savings Plan. The Savings Plan provides for annual Company contributions of up to 15% of the first 6% of total salary per participant. These contributions vest immediately. Contributions to the Savings Plan charged to operations with respect to Company's employees were $61,000, $43,000 and $28,000 in 1997, 1996 and 1995, respectively.

     The Company does not provide postretirement benefits to any employees as defined under SFAS No. 106, Employer's Accounting for Postretirement Benefits Other Than Pensions.


7.   COMMITMENTS AND CONTINGENCIES

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

     The Distribution Agreement also provides for a tax sharing arrangement between the Company and Parent. Parent is solely responsible for any tax liabilities relating to periods prior to the Distribution Date, and is entitled to any tax refunds relating to such periods. After the date of the Distribution, each of the Company and Parent are responsible for tax liabilities relating to their respective operations.

     With respect to any liability relating to the Distribution being deemed a taxable transaction, Parent is responsible for 75% of any such liability and the Company is responsible for 25% of any such liability; provided, however, that if the Distribution is deemed a taxable transaction as a result of certain actions taken, caused by or within the control of either Parent or the Company, such party shall be solely responsible for the resulting tax liability. The Parent and the Company believe that the Distribution qualifies as a tax-free distribution. No amounts have been provided for this uncertainty as the probability and range of potential cost is not reasonably estimable.

                 DATA TRANSLATION, INC. AND SUBSIDIARIES

     (II) CORPORATE SERVICES AND USE AND OCCUPANCY AGREEMENTS

     Effective as of the date of the Distribution, the Company and Parent had corporate services and use and occupancy agreements under which the Company provided Parent with certain facilities, equipment and administrative services. Parent paid the Company in accordance with the predetermined rates and fees mutually agreed upon. The use and occupancy agreement terminated in April 1997. Substantially all of the corporate services provided to Parent ceased in November 1997. Fees collected under these agreements in fiscal 1997 totaled approximately $889,000.

     Prior to the corporate services agreement, related expenses were allocated based on estimated time spent relating directly to the Company's activities. Management believes these allocations are reasonable. Allocated expenses totaled $3,541,000, and $2,545,000 in fiscal years 1996 and 1995, respectively.


     (b) Contingencies

     From time to time, the Company is involved in disputes and/or litigation encountered in its normal course of business. The Company does not believe that the ultimate impact of the resolution of such matters will have a material adverse effect on the Company's financial condition or results of operations.


     (c) Lease Commitments

     The Company has operating lease agreements expiring December 1, 2009 for a building and property owned by a related party trust. The agreements provide for aggregate minimum annual rental payments plus other expenses of the lessor on a net basis. Total rental expense charged to operations on these leases included in the accompanying consolidated statements of operations, net of sub-lease and rent allocations, was approximately $359,000, $546,000 and $633,000 for each of the years ended November 30, 1997, 1996 and 1995, respectively.

     In addition, the Company leases sales facilities and equipment under leases expiring through 2001. Rent expense, net of sub-lease and rent allocations to Parent, under these agreements totaled $193,000, $360,000 and $425,000 in the years ended November 30, 1997, 1996 and 1995, respectively. Future minimum lease payments, net of estimated sub-lease payments to be received, under all operating leases are as follows:

            FISCAL YEARS ENDED NOVEMBER 30,                    AMOUNT
            ------------------------------                   -----------
            1998...........................................  $   584,000
            1999...........................................      670,000
            2000...........................................      639,000
            2001...........................................      598,000
            2002...........................................      804,000
            Thereafter.....................................    7,735,000
                                                             -----------
            Total minimum lease payments...................  $11,030,000
                                                             ===========

8.   Income Taxes

     For all periods prior to the Distribution Date, the income tax provision (benefit) in the accompanying consolidated statements of operations has been calculated on a separate tax return basis. Prior to the Distribution as discussed in Note 1(a), the Company filed its tax return as part of a consolidated group with Parent. The consolidated group did not have any net tax requirements during any of those periods due to the utilization of net operating losses of its other entities. Thus, the offsetting charge for the income tax provision has been included as an element of the ''Investment by Parent'' in the accompanying consolidated statements of stockholders' investment. The financial information included herein may not necessarily reflect the consolidated results of operations of the

                 DATA TRANSLATION, INC. AND SUBSIDIARIES

Company in the future or what they would have been had it been a separate, stand-alone entity during the periods presented.

     The approximate tax effect of each type of temporary difference is summarized as follows:

                                                       NOVEMBER 30,
                                                --------------------------
                                                    1997             1996
                                                --------------  ----------
Net operating loss.........................       $2,346,000     $     --
Depreciation...............................          519,000       459,000
Nondeductible reserves and accruals........          694,000       383,000
Capitalized software development costs.....          (77,000)     (103,000)
                                                  ----------     ---------
                                                   3,482,000       739,000
Less--Valuation Allowance..................        3,485,000       742,000
                                                  ----------     ---------
                                                  $   (3,000)    $  (3,000)
                                                  ==========     =========


     Due to the uncertainty surrounding the timing of realizing the benefits of its favorable tax attributes in future income tax returns, the Company has placed a valuation allowance against its otherwise recognizable deferred tax assets.

     The income tax provisions (benefits) shown in the accompanying consolidated statements of operations comprise the following:


                                                  NOVEMBER 30,
                                   -----------------------------------------
                                       1997          1996          1995
                                   -----------  -------------  -------------
  Federal:
     Current......................     $  --      $(814,000)     $ 920,000
     Deferred.....................        --        135,000       (209,000)
  State:
     Current......................        --        (39,000)       268,000
     Deferred.....................        --         39,000        (61,000)
  Foreign--Current (benefit)......        --         21,000         48,000
                                   ---------      ---------      ---------
                                      $  --       $(658,000)     $ 966,000
                                   =========      =========      =========

                  DATA TRANSLATION, INC. AND SUBSIDIARIES

9.   GEOGRAPHIC INFORMATION

     Operations in various geographic areas for the three years ended November 30, 1997 are summarized as follows:

                                                        UNITED STATES        EUROPE        ELIMINATIONS      CONSOLIDATED
                                                      ----------------  --------------  -----------------  ---------------
FISCAL 1995
Sales to unaffiliated customers(1)...................     $17,692,000       $4,134,000       $        --      $21,826,000
Sales or transfers between geographic areas..........       1,919,000               --        (1,919,000)              --
                                                          -----------       ----------       -----------      -----------
Total net sales......................................     $19,611,000       $4,134,000       $(1,919,000)     $21,826,000
                                                          -----------       ----------       -----------      -----------
Income from continuing operations before provision
    for income taxes.................................     $ 2,275,000       $  120,000       $     7,000      $ 2,402,000
                                                          ===========       ==========       ===========      ===========
Identifiable assets from continuing operations(2)....     $ 7,004,000       $1,557,000       $(1,456,000)     $ 7,105,000
                                                          ===========       ==========       ===========      ===========
FISCAL 1996
Sales to unaffiliated customers(1)...................     $17,480,000       $3,721,000       $        --      $21,201,000
Sales or transfers between geographic areas..........       1,870,000               --        (1,870,000)              --
                                                          -----------       ----------       -----------      -----------
Total net sales......................................     $19,350,000       $3,721,000       $(1,870,000)     $21,201,000
                                                          -----------       ----------       -----------      -----------
Income (loss) from continuing operations before
    provision for income taxes.......................     $(2,037,000)      $   50,000       $    52,000      $(1,935,000)
                                                          ===========       ==========       ===========      ===========
Identifiable assets from continuing operations(2)....     $ 7,909,000       $  881,000       $(1,256,000)     $ 7,534,000
                                                          ===========       ==========       ===========      ===========
FISCAL 1997
Sales to unaffiliated customers(1)...................     $17,133,000       $3,319,000       $        --      $20,452,000
Sales or transfers between geographic areas..........       1,616,000               --        (1,616,000)              --
                                                          -----------       ----------       -----------      -----------
Total net sales......................................     $18,749,000       $3,319,000       $(1,616,000)     $20,452,000
                                                          -----------       ----------       -----------      -----------
Income (loss) from continuing operations before
    provision for income taxes.......................     $(5,913,000)      $    8,000       $   (74,000)     $(5,979,000)
                                                          ===========       ==========       ===========      ===========
Identifiable assets from continuing operations(2)....     $10,414,000       $1,778,000       $(1,633,000)     $10,559,000
                                                          ===========       ==========       ===========      ===========

--------------
(1) Foreign sales from the United States to unaffiliated customers for the years ended November 30, 1997, 1996 and 1995 were approximately $3,622,000, $3,536,000 and $3,748,000, respectively.
(2) Excludes net assets (liabilities) of discontinued operations of $(1,424,000), $(1,424,000), and $2,232,000 as of November 30, 1997, 1996
     and 1995, respectively.

10.  ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                         NOVEMBER 30,
                                                 -------------------------
                                                     1997          1996
                                                 ----------  -------------
   Payroll and related taxes..................   $  461,000     $  545,000
   Bonuses and commissions....................       86,000        350,000
   Professional services......................       97,000        125,000
   Other......................................    1,039,000        919,000
                                                 ----------     ----------
                                                 $1,683,000     $1,939,000
                                                 ==========     ==========

                  DATA TRANSLATION, INC. AND SUBSIDIARIES

11.   VALUATION AND QUALIFYING ACCOUNTS

     The following table sets forth activity in the Company's accounts receivable reserve account:


                             BALANCE AT             BEGINNING     COST AND                 END OF
                             ----------              OF YEAR      EXPENSE    DEDUCTIONS    PERIOD
                                                  ----------  ------------   ----------  ----------
  For the Year Ended November 30, 1995............  $238,000     $(46,000)     $36,000    $156,000
  For the Year Ended November 30, 1996............  $156,000     $  5,000      $29,000    $132,000
  For the Year Ended November 30, 1997............  $132,000     $302,000      $45,000    $389,000


12.   SELECTED QUARTERLY INFORMATION (UNAUDITED)


FOR THE FISCAL QUARTERS ENDED:                    FEBRUARY 28,  May 31,   AUGUST 31,   NOVEMBER 30,
                                                  ------------  -------   ----------   ------------
1997
----
Net sales                                            $ 5,056   $ 6,163      $ 5,068        $ 4,165
Gross profit                                           2,610     3,183        2,678          2,049
Loss from continuing operations                       (1,659)   (1,733)        (942)        (1,645)
Net loss                                              (1,659)   (1,733)        (942)        (1,645)
                                                     ---------------------------------------------
Net loss per share                                   $ (0.82)  $ (0.86)     $ (0.46)       $ (0.80)
                                                     ---------------------------------------------
1996
----
Net sales                                            $ 5,694   $ 5,064      $ 5,100        $ 5,343
Gross profit                                           3,505     3,298        3,021          3,196
Income (loss) from continuing operations                 294       222         (714)        (1,079)
Income (loss) from discontinued operations                38      (372)      (2,271)          (950)
Net income (loss)                                        332      (150)      (2,985)        (2,029)
                                                     ---------------------------------------------
Income (loss) from continuing operations per share   $  0.14   $  0.11      $ (0.35)       $ (0.53)
Income (loss) from discontinued operations per       $  0.02   $ (0.19)     $ (1.13)       $ (0.47)
 share
Net income (loss) per share                          $  0.16   $ (0.08)     $ (1.48)       $ (1.00)
                                                     ---------------------------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Directors. The information appearing under the caption "Nomination and Election of Directors" in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on April 28, 1998 (the "Proxy Statement") is incorporated herein by reference.

     Executive Officers. Information in response to this Item appears under the caption "Executive Officers of the Company in Item 1 of this Form 10-K.

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

                                    PART IV

ITEM 14. FINANCIAL STATEMENTS AND EXHIBITS.

  (a)(1) Financial Statements. The Index to Consolidated Financial Statements appears at page 18 of this Form 10-K.

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

   3.1      Certificate of Incorporation of Registrant/1/
   3.2      By-laws of Registrant/1/
   4.1      Specimen Stock Certificate of Common Stock (See also Exhibits 3.1 and 3.2)/1/
  10.1      Distribution Agreement dated as of November 19, 1996 with Media 100
            Inc./2/
  10.2      Intellectual Property Agreement dated as of December 2, 1996 with
            Media 100 Inc./3/
  10.3      Corporate Services Agreement dated as of December 2, 1996 with Media
            100 Inc./4/
  10.4      Use and Occupancy Agreement dated as of December 2, 1996 with Media
            100 Inc./5/
  10.5      Lease dated December 1, 1979, as amended, for Locke Drive with Nason
            Hill Trust/1/
  10.6      1996 Stock Option Plan/6/
  10.7      Employee Stock Purchase Plan/7/
  10.8      Replacement Stock Option Plan/8/
  10.9*     Software Bundling Master License Agreement/1/
  10.10*    Distribution Agreement dated June 26, 1996 by and between Data
            Translation, Inc. and DS Datenverarbeitung und Sensortechnik GmbH/1/
  21        List of Subsidiaries of the Registrant
  23.1      Consent of Arthur Andersen LLP
  27        Financial Data Schedule
--------------
* Certain portions have been omitted and filed separately with the Securities and Exchange Commission.

/1/ Incorporated herein by reference to the Company's Registration Statement on Form 10 (No. 000-21367) filed with the Securities and Exchange Commission on November 26, 1996
/2/  Incorporated herein by reference to Exhibit 10.8.1 to the 1996 Annual
      Report on Form 10-K of Media 100 Inc. (File No. 0-14779) filed with the Securities and Exchange Commission on February 28, 1997
/3/  Incorporated herein by reference to Exhibit 10.8.2 to the 1996 Annual
      Report on Form 10-K of Media 100 Inc. (File No. 0-14779) filed with the Securities and Exchange Commission on February 28, 1997
/4/  Incorporated herein by reference to Exhibit 10.8.3 to the 1996 Annual
      Report on Form 10-K of Media 100 Inc. (File No. 0-14779) filed with the Securities and Exchange Commission on February 28, 1997
/5/  Incorporated herein by reference to Exhibit 10.8.4 to the 1996 Annual
      Report on Form 10-K of Media 100 Inc. (File No. 0-14779) filed with the Securities and Exchange Commission on February 28, 1997
/6/ Incorporated herein by reference to the Company's Registration Statement on Form S-8 (No. 333-16855) filed with the Securities and Exchange Commission on November 26, 1996
/7/ Incorporated herein by reference to the Company's Registration Statement on Form S-8 (No. 333-16857) filed with the Securities and Exchange Commission on November 26, 1996
/8/ Incorporated herein by reference to the Company's Registration Statement on Form S-8 (No. 333-16859) filed with the Securities and Exchange Commission on November 26, 1996

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           Data Translation, Inc.


                                       By: /s/   Alfred A. Molinari, Jr.
                                           -----------------------------
                                           ALFRED A. MOLINARI, JR.,
                                           CHIEF EXECUTIVE OFFICER

Date:   February 27,1998

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.


         Signature                         TITLE                    DATE
         ---------                         -----                    ----

/s/  Alfred A. Molinari, Jr.      Chief Executive Officer    February 27, 1998
------------------------------     and Chairman
     ALFRED A. MOLINARI, JR.

/s/  Gary B. Godin                Vice President (Principal  February 27, 1998
------------------------------     Financial Officer)
     GARY B. GODIN

/s/  Dr. David Cyganski           Director                   February 27, 1998
------------------------------
     DR. DAVID CYGANSKI

/s/  Ellen W. Harpin              Director                   February 27, 1998
------------------------------
     ELLEN W. HARPIN

/s/  D'Anne Hurd                  Director                   February 27, 1998
------------------------------
     D'ANNE HURD

                                 EXHIBIT INDEX

EXHIBIT
-------
NUMBER                  DOCUMENT DESCRIPTION
-------    --------------------------------------------------------

    21     List of Subsidiaries of the Registrant
    23.1   Consent of Arthur Andersen LLP
    27     Financial Data