Form 10-Q
period 1998-02-28
DATA TRANSLATION INC /NEW/
filed 1998-04-14
CIK 1022693

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          For The Quarterly Period Ended:  February 28, 1998
                                           -----------------

     [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          For The Transition Period From     To

          Commission File Number: 0-21367
                                  -------

                            DATA TRANSLATION, INC.
                            ----------------------
            (Exact name of registrant as specified in its charter)

         Delaware                                       04-3332230
         --------                                       ----------
(State or other jurisdiction of organization         (I.R.S. Employer
            or incorporation)                     Identification Number)


                                100 Locke Drive
                          Marlborough, Massachusetts
                   ----------------------------------------
                   (Address of principal executive offices)

                                     01752
                              ------------------
                                  (Zip code)

                                (508) 481-3700
                               ----------------
             (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                           Yes   X             No
                               -----              -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock, par value $.01 per share                   2,076,167 shares
 ----------------------------------------                  ----------------
                 Class                              Outstanding at March 31,1998

                    DATA TRANSLATION, INC. AND SUBSIDIARIES

                                     INDEX
                                     -----

                                                                        Page No.
                                                                        --------
Part I - Financial Information:

  Consolidated Balance Sheets as of February 28, 1998 and
    November 30, 1997.................................................         3

  Consolidated Statements of Operations for the Three Months Ended
    February 28, 1998 and 1997........................................         4

  Consolidated Statements of Stockholders' Investment for the Fiscal
    Year Ended November 30, 1997 and for the Three Months
    Ended February 28, 1998...........................................         5

  Consolidated Statements of Cash Flows for the Three Months
    Ended February 28, 1998 and 1997..................................         6

  Notes to Consolidated Financial Statements..........................       7-8

  Management's Discussion and Analysis of
    Financial Condition and Results of Operations.....................      9-10

Part II - Other Information...........................................        11

Signatures............................................................        12

PART I - FINANCIAL INFORMATION

                    DATA TRANSLATION, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                  February 28,     November 30,
                                                     1998             1997
                                                  (Unaudited)
                                                  -----------      ------------
Current Assets:
   Cash and cash equivalents                      $  2,990,000     $  3,922,000
   Accounts receivable, net of reserves of
      $401,000 in 1998 and $389,000 in 1997          2,880,000        2,754,000
   Inventories                                       1,300,000        1,407,000
   Prepaid expenses                                    598,000          430,000
                                                  ------------     ------------
      Total current assets                           7,768,000        8,513,000

Equipment and Leasehold Improvements, net            1,646,000        1,851,000
Other Assets - net                                     175,000          195,000
                                                  ------------     ------------
Total Assets                                      $  9,589,000     $ 10,559,000
                                                  ============     ============

Current Liabilities:
   Accounts payable                               $    304,000     $    174,000
   Due to related party                                273,000          546,000
   Accrued expenses                                  1,897,000        1,683,000
                                                  ------------     ------------
      Total current liabilities                      2,474,000        2,403,000

Net liabilities of discontinued operations             627,000        1,424,000

Deferred Income Taxes                                    3,000            3,000

Stockholders' Investment:
   Preferred Stock, $.01 par value,
      Authorized - 5,000,000 shares, none issued           -                -
   Common Stock, $.01 par value,
      Authorized - 30,000,000 shares, issued -
      2,076,067 and 2,048,765 in 1998 and 1997,
      respectively                                      21,000           20,000
   Additional paid-in capital                       12,736,000       12,691,000
   Accumulated deficit                              (6,253,000)      (5,979,000)
   Cumulative translation adjustment                   (19,000)          (3,000)
                                                  ------------     ------------

      Total stockholders' investment                 6,485,000        6,729,000
                                                  ------------     ------------

Total Liabilities and Stockholders' Investment    $  9,589,000     $ 10,559,000
                                                  ============     ============

The accompanying notes are an integral part of these consolidated financial statements.

                    DATA TRANSLATION, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                       Three Months Ended

                                                  February 28,     February 28,
                                                      1998             1997
                                                  ------------     ------------
Net sales                                         $  4,556,000     $  5,056,000

Cost of sales                                        2,230,000        2,446,000
                                                  ------------     ------------

     Gross profit                                    2,326,000        2,610,000

Research and development expenses                      554,000          969,000
Selling and marketing expenses                       1,570,000        2,719,000
General and administrative expenses                    501,000          640,000
                                                  ------------     ------------

     Loss from operations                             (299,000)      (1,718,000)

Interest income                                         42,000           95,000
Interest expense                                           --            (1,000)
Other expense                                          (17,000)         (35,000)
                                                  ------------     ------------

     Net loss                                     $   (274,000)    $ (1,659,000)
                                                  ============     ============

Basic and diluted net loss per share              $      (0.13)    $      (0.82)
                                                  ============     ============

Basic and diluted weighted average
   number of shares outstanding                      2,067,000        2,022,000

The accompanying notes are an integral part of these consolidated financial statements.

                    DATA TRANSLATION, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT

                                                     Common Stock
                                               ----------------------  Additional                  Cumulative       Total
                                    Investment     Number    $.01 Par    Paid-In     Accumulated   Translation   Stockholders'
                                     by Parent    of Shares   Value      Capital       Deficit      Adjustment     Investment
                                   -------------------------------------------------------------------------------------------
Balance, November 30, 1996         $  3,822,000          --  $    --    $       --   $        --   $(31,000)     $ 3,791,000

  Contribution from Parent            8,827,000          --       --            --            --         --        8,827,000

  Dividend distribution of
   Investment by Parent             (12,649,000)  2,022,021    20,000    12,629,000           --         --               --
                                   -------------------------------------------------------------------------------------------
Pro Forma balance,
  November 30, 1996                $        --    2,022,021   $20,000   $12,629,000  $        --   $(31,000)     $12,618,000

  Proceeds from stock plans                 --       26,744        --        62,000           --         --           62,000

  Translation adjustment                    --           --        --            --           --     28,000           28,000

  Net loss                                  --           --        --            --   (5,979,000)        --       (5,979,000)
                                   -------------------------------------------------------------------------------------------
Balance, November 30, 1997         $        --    2,048,765   $20,000   $12,691,000  $(5,979,000)  $ (3,000)     $ 6,729,000

  Proceeds from stock plans                 --       27,302     1,000        45,000           --         --           46,000

  Translation adjustment                    --           --        --            --           --    (16,000)         (16,000)

  Net loss                                  --           --        --            --     (274,000)        --         (274,000)
                                 ---------------------------------------------------------------------------------------------
Balance, February 28, 1998
  (Unaudited)                     $         --    2,076,067   $21,000   $12,736,000  $(6,253,000)  $(19,000)     $ 6,485,000
                                 =============================================================================================


The accompanying notes are an integral part of these consolidated financial statements.

                    DATA TRANSLATION, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                Three Months Ended

                                                            February 28,     February 28,
                                                                1998             1997
                                                            ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                  $  (274,000)     $(1,659,000)
  Adjustments to reconcile net loss to
   net cash used in operating activities-
     Depreciation and amortization                              297,000          225,000
     Change in assets and liabilities-
      Accounts receivable                                      (126,000)         (94,000)
      Due from Media 100 Inc.                                        --       (1,239,000)
      Inventories                                               107,000          425,000
      Prepaid expenses                                         (168,000)        (284,000)
      Accounts payable                                          130,000         (217,000)
      Due to related party                                     (273,000)         273,000
      Accrued expenses                                          214,000          171,000
      Net liabilities of discontinued operations               (797,000)              --
                                                            ------------     ------------

      Net cash used in operating activities                 $  (890,000)     $ (2,399,000)
                                                            ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of equipment and leasehold improvements         (55,000)         (183,000)
      Increase in other assets                                  (20,000)          (10,000)
                                                            ------------     ------------

      Net cash used in investing activities                 $   (75,000)     $   (193,000)
                                                            ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Contribution from Parent                                       --         8,827,000
      Proceeds from stock plans                                  46,000                --
                                                            ------------     ------------

      Net cash provided by financing activities             $    46,000      $  8,827,000
                                                            ------------     ------------

EXCHANGE RATE EFFECTS                                           (13,000)            9,000
                                                            ------------     ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        $  (932,000)     $  6,244,000

CASH AND CASH EQUIVALENTS, beginning of period                3,922,000             1,000
                                                            ------------     ------------

CASH AND CASH EQUIVALENTS, end of period                    $ 2,990,000      $  6,245,000
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

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated condensed financial statements should be read in conjunction with the Company's latest audited consolidated financial statements and the notes thereto included in the Company's 1997 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 27, 1998.

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

3.   Inventories

     Inventories are stated at the lower of first-in, first-out (FIFO) cost or market and consist of the following:

                   February 28,  November 30,
                       1998          1997
                   ------------  ------------
Raw material         $  806,000    $  830,000
Work-in-process          73,000        10,000
Finished goods          421,000       567,000
                     ----------      --------
                     $1,300,000    $1,407,000
                     ==========    ==========

Work-in-process and finished goods inventories include material, labor and manufacturing overhead. Management performs periodic reviews of inventory and disposes of items not required by their manufacturing and marketing plan.

4.   Net Loss Per Common Share

     In February 1997, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards No. 128 -- Earnings per Share. This standard is effective for fiscal periods ending after December 15, 1997 and requires presentation of both basic and diluted earnings per share on the face of the Consolidated Statements of Operations. These financial statements have been prepared and presented based on the new standard. Prior period amounts have been restated to conform to current year presentation. For the three months ended February 28, 1998 and 1997, 26,194 and 100,753 anti-dilutive weighted shares, respectively, have been excluded from the weighted average number of common and dilutive potential common shares outstanding.

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

                    DATA TRANSLATION, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   Capitalized Software Development Costs

     The Company capitalizes certain computer software development costs.
Such costs, net of accumulated amortization, were approximately $171,000 and $191,000 as of February 28, 1998 and November 30, 1997, respectively and are included in other assets. These costs are amortized on a straight-line basis over two years which approximates the life of the product. Amortization expense, included in cost of goods sold, was approximately $40,000 and $15,000 for the three months ended February 28, 1998 and 1997, respectively.

7.   Discontinued Operations

     On November 11, 1996, Media 100 Inc. ("Media"), the Company's former parent, sold certain assets of its networking distribution business, primarily inventories, equipment and its ongoing business, for approximately $1.3 million. The balance of Media's networking distribution business was contributed to the Company in connection with Media's spin-off of the Company on December 2, 1996 (the Spin-off). The Company is in the process of discontinuing and winding-up the remainder of such business.

     The components of net liabilities of discontinued operations included in the accompanying consolidated balance sheets at February 28, 1998 and November 30, 1997 follow:

                                              February 28,   November 30,
                                                  1998           1997
                                              -------------  -------------
Accounts receivable, net                         $ 123,000    $   123,000
Borrowings from a bank                            (383,000)      (963,000)
Accrued expenses                                  (367,000)      (584,000)
                                                 ---------    -----------
Net liabilities of discontinued operations       $(627,000)   $(1,424,000)
                                                 =========    ===========

8.   Pro Forma Results

     The consolidated statements of stockholder's equity is reflective of a stock dividend in connection with the Spin-off of the Company from Media.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

     This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements as a result of a number of factors, including without limitation the following: dependence on new products, impact of competitive products, ability of the Company to meet its future capital requirements, ability to attract qualified personnel, the absence of history as an independent company, and the dependence on proprietary technology.

Results of Operations

     The following table sets forth certain consolidated statements of operations data as a percentage of net sales.

                                                    Three Months Ended

                                               February 28,       February 28,
                                                  1998               1997
                                               ------------       ------------

 Net sales..................................         100.0%            100.0%
 Gross margin...............................          51.1              51.6
 Research and development expenses..........          12.2              19.2
 Selling and marketing expenses.............          34.5              53.9
 General and administrative expenses........          11.0              12.7
                                               ------------       ------------
 Loss from operations.......................          (6.6)            (34.0)
 Interest income (expense) and other, net...           0.6               1.2
                                               ------------       ------------
 Net loss...................................          (6.0)%           (32.8)%
                                               ============       ============


Comparison of First Fiscal Quarter of 1998 to First Fiscal Quarter of 1997:

     Net sales for the fiscal quarter ended February 28, 1998 were $4,556,000, a decrease of 9.9% or $500,000 from the same period a year ago. The decrease was the result of a decline in unit sales and continued competitive pressure towards lower average selling prices from the Company's data acquisition and imaging products. Sales from these products were 12.6% lower than in the comparable quarter of the prior year. Attributing factors for the decline include, lower OEM sales for imaging products and lower overall international sales due, in part, to the decline of the Asian financial markets. Currently, the Company believes that its future quarter's sales may continue to be adversely impacted by these factors. In an effort to improve data acquisition and imaging sales, the Company began distributing its new 1998 Product Handbook in January, launched a new advertising campaign and continues to introduce new products within the Company's data acquisition and imaging product lines. Sales from the Company's commercial products, Broadway(TM) and Broadway(TM) Beginner, increased approximately 7.7% from the comparable quarter of the prior year.

     Gross margin for the fiscal quarter ended February 28, 1998 was 51.1%, compared to 51.6% in the comparable quarter of the prior year. The decrease in gross margin was the result of lower average selling prices and a less favorable product mix.

     The loss from operations for the first fiscal quarter of 1998 was $299,000, compared to $1,718,000 in the comparable quarter of the prior year. Operating expenses for the first fiscal quarter of 1998 were $2,625,000 or 57.6% of net sales, a decrease of $1,703,000 compared to $4,328,000 or 85.6% of net sales in the prior year. Prior year operating expenses include a significant investment in product development, promotion, and sales channel development for the Company's Broadway products. In the fourth quarter of fiscal 1997, the Company took measures to lower its operating expenses and improve its operating results. Research and development expenses were $554,000 or 12.2% of net sales compared to $969,000 or 19.2% of net sales for the comparable period last year. Sales and marketing expenses were $1,570,000 or 34.5% of net sales compared to $2,719,000 or 53.9% of net sales in the prior year. General and administrative expenses were $501,000 or 11.0% of net sales compared to $640,000 or 12.7% of net sales for the same period last year.

     Net loss for the fiscal quarter ended February 28, 1998 was $274,000 or $0.13 per share, compared to $1,659,000 or $0.82 per share for the same period in 1997.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

Liquidity and Capital Resources

     During the first three months of fiscal 1998, net cash used in operations was $890,000 which included a partial settlement of net liabilities from discontinued operations of $797,000 and a net loss of $274,000. Given current available funds, the Company believes that it will be able to meet its current operating requirements for the balance of this fiscal year. If the Company is unsuccessful in increasing revenues or its liquidity position continues to deteriorate, the Company will need to secure external financing in order to meet its ongoing operating expenses. Therefore, the Company is pursuing possible financing alternatives but, there can be no assurance whether the Company will be successful in obtaining any required financing.

     In December, 1997, in connection with winding-up its networking business, the Company placed into receivership its wholly owned English subsidiary, TFS Wokingham, Limited f/k/a/ Data Translation Networking Limited ("Networking"). Networking has a credit facility with BankBoston, N.A. under which approximately $383,000 was outstanding at February 28, 1998. The Company is a guarantor, on a secured basis, of Networking's obligations to BankBoston, N.A. During the first three months of fiscal 1998, the Company paid approximately $580,000 to BankBoston, N.A. under Networking's credit facility. The Company expects that, during the fiscal year, it will pay all amounts outstanding to BankBoston, N.A. under Networking's credit facility. The Company expects to fund such payments from available cash.

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

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          a)  Exhibits

                  Exhibit
                  Number              Description
                  -------        -----------------------

                    27           Financial Data Schedule

          b)  Reports on Form 8-K

                 No reports on Form 8-k were filed during the period covered by this report.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Data Translation, Inc.


Date:  April 14, 1998             By: /s/ Gary B. Godin
                                      ------------------------
                                      Gary B. Godin
                                      Chief Financial Officer

                                   Exhibits


              Exhibits
              Number             Description                    Page
              -------------------------------------------------------
                27            Financial Data Schedule        -