Form 10-Q
period 1998-05-31
DATA TRANSLATION INC /NEW/
filed 1998-07-08
CIK 1022693

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended:    May 31, 1998
                                                     ------------
             [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934

                    For The Transition Period From       To
                                                   ------   -------

          Commission File Number: 0-21367
                                  -------

                              DATA TRANSLATION, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                 Delaware                                  04-3332230
--------------------------------------------    -------------------------------
(State or other jurisdiction of organization    (I.R.S. Employer Identification
               or incorporation)                             Number)

                                100 Locke Drive
                           Marlborough, Massachusetts
            ------------------------------------------------------
                    (Address of principal executive offices)

                                     01752
            ------------------------------------------------------
                                   (Zip code)

                                 (508) 481-3700
            ------------------------------------------------------
             (Registrant's telephone number, including area code)

                Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  X                 No
                            -----                 -----

                Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share                 2,082,692 shares
--------------------------------------           -------------------------
               Class                            Outstanding at June 30, 1998

                                                                    Page 2 of 13
                     DATA TRANSLATION, INC. AND SUBSIDIARIES



                                      INDEX
                                      -----

                                                                            Page No.
                                                                            --------
 Part I - Financial Information:
    Consolidated Balance Sheets as of May 31, 1998 and
        November 30, 1997......................................................3

    Consolidated Statements of Operations for the Three and Six Months
        Ended May 31, 1998 and 1997............................................4

    Consolidated Statements of Stockholders' Investment
        For the Fiscal Year Ended November 30, 1997 and for the Six
        Months Ended May 31, 1998..............................................5

    Consolidated Statements of Cash Flows for the Six Months
        Ended May 31, 1998 and 1997............................................6

    Notes to Consolidated Financial Statements ................................7-8

    Management's Discussion and Analysis of
        Financial Condition and Results of Operations .........................9-11


Part II - Other Information ...................................................12

Signatures ....................................................................13

                                                                    Page 3 of 13
PART I.  FINANCIAL INFORMATION

                     DATA TRANSLATION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                          May 31,           November 30,
                                                                                           1998                1997
                                                                                        (Unaudited)
                                                                                    ---------------      ----------------
Current Assets:
               Cash and cash equivalents                                            $     2,978,000      $      3,922,000
               Accounts receivable, net of reserves of
                 $407,000 in 1998 and $389,000 in 1997                                    2,514,000             2,754,000
               Inventories                                                                1,532,000             1,407,000
               Prepaid expenses                                                             593,000               430,000
                                                                                    ---------------      ----------------
                    Total current assets                                                  7,617,000             8,513,000

Equipment and Leasehold Improvements, net                                                 1,448,000             1,851,000

Other Assets - net                                                                          150,000               195,000
                                                                                    ---------------      ----------------

Total Assets                                                                        $     9,215,000      $     10,559,000
                                                                                    ===============      ================

Current Liabilities:
               Accounts payable                                                     $       372,000      $        174,000
               Due to related party                                                          --                   546,000
               Accrued expenses                                                           2,081,000             1,683,000
                                                                                    ---------------      ----------------
                    Total current liabilities                                             2,453,000             2,403,000

Net liabilities of discontinued operations                                                  482,000             1,424,000

Deferred Income Taxes                                                                         3,000                 3,000

Stockholders' Investment:
               Preferred Stock, $.01 par value,
                  Authorized - 5,000,000 shares, none issued                                  --                     --
               Common Stock, $.01 par value,
                  Authorized - 30,000,000 shares, issued -
                  2,081,217 and 2,048,765 in 1998 and 1997, respectively                     21,000                20,000
               Capital in excess of par value                                            12,740,000            12,691,000
               Accumulated deficit                                                       (6,478,000)           (5,979,000)
               Cumulative translation adjustment                                             (6,000)               (3,000)
                                                                                    ---------------      ----------------

                    Total stockholders' investment                                        6,277,000             6,729,000
                                                                                    ---------------      ----------------

Total Liabilities and Stockholders' Investment                                      $     9,215,000      $     10,559,000
                                                                                    ===============      ================

      The accompanying notes are an integral part of these consolidated financial statements.

                     DATA TRANSLATION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                            Three Months Ended                          Six Months Ended
                                                        May 31,              May 31,              May 31,                May 31,
                                                         1998                 1997                 1998                   1997
                                                  ----------------     ----------------     ----------------       ----------------
Net sales                                         $      4,435,000     $      6,163,000     $      8,991,000       $     11,219,000

Cost of sales                                            2,013,000            2,980,000            4,243,000              5,426,000
                                                  ----------------     ----------------     ----------------       ----------------

     Gross profit                                        2,422,000            3,183,000            4,748,000              5,793,000

Research and development expenses                          618,000              947,000            1,172,000              1,916,000
Selling and marketing expenses                           1,519,000            3,365,000            3,089,000              6,084,000
General and administrative expenses                        518,000              668,000            1,019,000              1,307,000
                                                  ----------------     ----------------     ----------------       ----------------

     Loss from operations                                 (233,000)          (1,797,000)            (532,000)            (3,514,000)


Interest income                                             39,000               78,000               81,000                171,000
Other expense, net                                         (31,000)             (14,000)             (48,000)               (48,000)
                                                  ----------------     ----------------     ----------------       ----------------

     Net loss                                     $       (225,000)    $     (1,733,000)    $       (499,000)      $     (3,391,000)
                                                  ================     ================     ================       ================

Basic and diluted loss per share                  $          (0.11)    $          (0.86)    $          (0.24)      $         (1.68)
                                                  ================     ================     ================       ================

Basic and diluted weighted average number
     of shares outstanding                               2,078,000            2,026,000            2,072,000              2,024,000



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     DATA TRANSLATION, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT

                                                        Common Stock
                                                   -----------------------   Additional                  Cumulative     Total
                                      Investment     Number      $.01 Par     Paid-In     Accumulated   Translation  Stockholders'
                                     by Media 100   of Shares     Value       Capital       Deficit      Adjustment   Investment
                                         Inc.
                                    ----------------------------------------------------------------------------------------------
Balance, November 30, 1996          $ 3,822,000          --     $     --      $     --      $     --     $ (31,000)    $ 3,791,000

   Contribution from Media 100
   Inc.                               8,827,000          --           --            --            --           --        8,827,000

   Dividend distribution of
   Investment by Media 100 Inc.     (12,649,000)     2,022,021      20,000     12,629,000         --           --            --

                                    ----------------------------------------------------------------------------------------------
Pro Forma balance,
 November 30, 1996                  $      --        2,022,021  $   20,000   $ 12,629,000   $     --     $ (31,000)   $ 12,618,000


   Proceeds from stock plans               --           26,744        --           62,000         --          --            62,000

   Translation adjustment                  --            --           --            --            --        28,000          28,000

   Net loss                                --            --           --            --       (5,979,000)      --        (5,979,000)

                                    ----------------------------------------------------------------------------------------------
Balance, November 30, 1997          $      --        2,048,765  $   20,000   $ 12,691,000  $ (5,979,000) $  (3,000)   $  6,729,000

   Proceeds from stock plans               --           32,452       1,000         49,000         --          --            50,000

   Translation adjustment                  --            --           --            --            --        (3,000)         (3,000)

   Net loss                                --            --           --            --         (499,000)      --          (499,000)

                                    ----------------------------------------------------------------------------------------------
Balance, May 31, 1998
   (Unaudited)                      $      --        2,081,217  $   21,000   $ 12,740,000  $ (6,478,000) $  (6,000)   $  6,277,000
                                    ==============================================================================================



                                       5



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     DATA TRANSLATION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                 Six Months Ended
                                                                                           May 31,              May 31,
                                                                                             1998                 1997
                                                                                        ---------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                            $      (499,000)    $     (3,391,000)
  Adjustments to reconcile net loss to
   net cash used in operating activities-
                     Depreciation and amortization                                            580,000              486,000
                     Change in assets and liabilities-
                       Accounts receivable                                                    240,000           (1,046,000)
                       Due from Media 100 Inc.                                                  --                (265,000)
                       Inventories                                                           (125,000)             266,000
                       Prepaid expenses                                                      (163,000)            (148,000)
                       Accounts payable                                                       198,000               51,000
                       Due to related party                                                  (546,000)             546,000
                       Accrued expenses                                                       398,000               56,000
                       Net liabilities of discontinued operations                            (942,000)               --
                                                                                        ---------------     ----------------

                     Net cash used in operating activities                            $      (859,000)    $     (3,445,000)
                                                                                        ---------------     ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
                     Purchases of equipment and leasehold improvements                       (100,000)            (372,000)
                     Increase in other assets                                                 (35,000)             (30,000)
                                                                                        ---------------     ----------------

                     Net cash used in investing activities                            $      (135,000)    $       (402,000)
                                                                                        ---------------     ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
                     Contribution from Media 100 Inc.                                           --               8,827,000
                     Proceeds from stock plans                                                 50,000                5,000
                                                                                        ---------------     ----------------

                    Net cash provided by financing activities                         $        50,000     $      8,832,000
                                                                                        ---------------     ----------------

EXCHANGE RATE EFFECTS                                                                           --                   1,000
                                                                                        ---------------     ----------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  $      (944,000)    $      4,986,000

CASH AND CASH EQUIVALENTS, beginning of period                                              3,922,000                1,000
                                                                                        ---------------     ----------------

CASH AND CASH EQUIVALENTS, end of period                                              $     2,978,000     $      4,987,000
                                                                                        ===============     ================

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

               Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest audited financial statements, which are contained in the Company's 1997 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 27, 1998.

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

3.  Inventories

               Inventories are stated at the lower of first-in, first-out (FIFO) cost or market and consist of the following:

                                               May 31,         November 30,
                                                1998               1997
                                                ----               ----
               Raw material                $    858,000        $   830,000
               Work-in-process                  128,000             10,000
               Finished goods                   546,000            567,000
                                                -------            -------
                                           $  1,532,000        $ 1,407,000
                                              =========          =========


Work-in-process and finished goods inventories include material, labor and manufacturing overhead. Management performs periodic reviews of inventory and disposes of items not required by their manufacturing and marketing plan.

4.  Net Loss Per Common Share

               In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 - Earnings per Share. This standard is effective for fiscal periods ending after December 15, 1997 and requires presentation of both basic and diluted earnings per share on the face of the Consolidated Statements of Operations. These financial statements have been prepared and presented based on the new standard. Prior period amounts have been restated to conform to current year presentation. Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share for the periods presented is the same as basic net loss per share as the inclusion of the potential common stock equivalents would be antidilutive.

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

                     DATA TRANSLATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Capitalized Software Development Costs

               The Company capitalizes certain computer software development costs. Such costs, net of accumulated amortization, were approximately $146,000 and $191,000 as of May 31, 1998 and November 30, 1997, respectively and are included in other assets. These costs are amortized on a straight-line basis over two years which approximates the life of the product. Amortization expense, included in cost of goods sold, was approximately $80,000 and $55,000 for the six months ended May 31, 1998 and 1997, respectively.

7.  Discontinued Operations

               On November 11, 1996, Media 100 Inc. ("Media") sold certain assets of its networking distribution business, primarily inventories, equipment and its ongoing business, for approximately $1.3 million. The balance of Media's networking distribution business was contributed to the Company in connection with Media's spin-off of the Company on December 2, 1996 (the "Spin-off"). The Company is in the process of discontinuing and winding-up the remainder of such business.

               The components of net liabilities of discontinued operations included in the accompanying consolidated balance sheets at May 31, 1998 and November 30, 1997 follow:

                                                                     May 31,             November 30,
                                                                      1998                   1997
                                                                      ----                   ----
Accounts receivable, net                                        $     123,000          $    123,000
Borrowings from a bank                                               (238,000)             (963,000)
Accrued expenses                                                     (367,000)             (584,000)
                                                                --------------         -------------
Net liabilities of discontinued operations                      $    (482,000)         $ (1,424,000)
                                                                ==============         =============

8.  Pro Forma Results

               The consolidated statements of stockholders' investment is reflective of a stock dividend in connection with the Spin-off of the Company from Media.

                                                                    Page 9 of 13
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

     The following table sets forth certain consolidated statement of operations data as a percentage of net sales.

                                                                  Three Months Ended  Six Months Ended
                                                                  ------------------  ----------------
                                                                       May 31,            May 31,
                                                                       -------            -------

                                                                   1998     1997      1998      1997
                                                                   ----     ----      ----      ----
Net sales ..................................................      100.0     100.0     100.0     100.0
Gross margin ...............................................       54.6      51.7      52.8      51.6
Research and development expenses ..........................       13.9      15.4      13.0      17.1
Selling and marketing expenses .............................       34.3      54.6      34.4      54.2
General and administrative expenses ........................       11.7      10.8      11.3      11.6
                                                                  -----     -----     -----     -----
Loss from operations .......................................       (5.3)    (29.1)     (5.9)    (31.3)
Interest (expense) income and other, net ...................        0.2       1.0       0.4       1.1
                                                                  -----     -----     -----     -----
Net loss ...................................................       (5.1)%   (28.1)%    (5.5)%   (30.2)%
                                                                  =====     =====     =====     =====

Comparison of Second Fiscal Quarter of 1998 to Second Fiscal Quarter of 1997:

     Net sales for the fiscal quarter ended May 31, 1998 were $4,435,000, a decrease of 28.0% or $1,728,000 from the same period a year ago. The decrease was mostly attributable to lower sales of the Company's data acquisition and imaging products, which decreased approximately 25.3% from the same period a year ago. Sales of the Company's commercial products, BroadwayTM, decreased approximately 39.2% from the same period a year ago. Sales have been adversely impacted by various market conditions including, a continued shift in the data acquisition and imaging markets toward new, lower priced hardware and software solutions, competitive pricing pressures and the decline of the Asian financial markets.

     Gross margin for the fiscal quarter ended May 31, 1998 was 54.6%, compared to 51.7% in the comparable quarter of the prior year. The increase in gross margin from the period in the prior year was the result of lower manufacturing overhead expenses as well as a more favorable product mix.

     The loss from operations for the second fiscal quarter of 1998 was $233,000, compared to $1,797,000 in the comparable period of the prior year. A decrease in operating expenses as well as the higher gross margins contributed to reducing the loss from operations. Operating expenses for the second quarter of fiscal 1998 were $2,655,000 or 59.9% of sales compared to $4,980,000 or 80.8%
of sales in the prior year. Prior year operating expenses include a significant investment in product development, advertising, promotion and sales channel development for the Company's Broadway products. In the fourth quarter of fiscal 1997, the Company took measures to lower its operating expenses across all categories and improve its operating results. Research and development expenses were $618,000 or 13.9% of sales compared to $947,000 or 15.4% of sales for the comparable period last year. Sales and marketing expenses were $1,519,000 or 34.3% of sales compared to $3,365,000 or 54.6% of sales in the prior year. General and administrative expenses were $518,000 or 11.7% of sales compared to $668,000 or 10.8% of sales for the same period last year.

     The Company incurred a net loss of $225,000 or $0.11 per share for the quarter ended May 31, 1998, compared to a net loss of $1,733,000 or $0.86 per share for the same period in 1997.

                                                                   Page 10 of 13
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

Comparison of the First Six Months of Fiscal 1998 to the First Six Months of Fiscal 1997:

     Net sales for the six months ended May 31, 1998 were $8,991,000, a decrease of 19.9% or $2,228,000 from the same period a year ago. Sales of the Company's data acquisition and imaging products have decreased approximately 19.3% from the same period in fiscal 1997 mainly due to the conditions described above. Sales of the Company's commercial products have decreased approximately 22.5% from the comparable period in fiscal 1997.

     Gross margin for the six months ended May 31, 1998 was 52.8%, compared to 51.6% in the comparable period of the prior year. The increase in gross margin from the period in the prior year was the result of lower manufacturing overhead expenses as well as a more favorable product mix.

     The loss from operations for the first six months of fiscal 1998 was $532,000, compared to $3,514,000 in the comparable period of the prior year. A decrease in operating expenses as well as the higher gross margins contributed to reducing the loss from operations. Operating expenses for the first six months of fiscal 1998 were $5,280,000 or 58.7% of sales compared to $9,307,000 or 83.0% of sales in the prior year. Prior year operating expenses include a significant investment in product development, advertising, promotion and sales channel development for the Company's Broadway products. As mentioned previously, the Company took measures in the fourth quarter of fiscal 1997, to lower its operating expenses across all categories and improve its operating results. Research and development expenses were $1,172,000 or 13.0% of sales compared to $1,916,000 or 17.1% of sales for the comparable period last year. Sales and marketing expenses were $3,089,000 or 34.4% of sales compared to $6,084,000 or 54.2% of sales in the prior year. General and administrative expenses were $1,019,000 or 11.3% of sales compared to $1,307,000 or 11.6% of sales for the same period last year.

     The Company incurred a net loss of $499,000 or $0.24 per share for the six months ended May 31, 1998, compared to a net loss of $3,391,000 or $1.68 per share for the same period in 1997.

Liquidity and Capital Resources

     During the first six months of fiscal 1998, net cash used in operations was $859,000, which included a partial settlement of net liabilities from discontinued operations of $942,000 and a net loss of $499,000. Given current available funds, the Company believes that it will be able to meet its current operating requirements for the balance of this fiscal year. If the Company is unsuccessful in increasing revenues or if its liquidity position continues to deteriorate, the Company will need to secure external financing in order to meet its ongoing operating expenses. Therefore, the Company is pursuing possible financing alternatives, but there can be no assurance whether the Company will be successful in obtaining any required financing.

     In December 1997, in connection with winding-up its networking business, the Company placed into receivership its wholly owned United Kingdom subsidiary, TFS Wokingham, Limited f/k/a/ Data Translation Networking Limited ("Networking"). Networking has a credit facility with BankBoston, N.A. under which approximately $238,000 was outstanding at May 31, 1998. The Company is a guarantor, on a secured basis, of Networking's obligations to BankBoston, N.A. During the first six months of fiscal 1998, the Company paid approximately $725,000 to BankBoston, N.A. under Networking's credit facility. The Company expects that, during the fiscal year, it will pay all amounts outstanding to BankBoston under Networking's credit facility. The Company expects to fund such payments from available cash.

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

                                                                   Page 11 of 13
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

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

                                                                   Page 12 of 13
                           PART II. OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

             a) The Annual Meeting of Stockholders of the Company was held on
                April 28, 1998.

             c) The only matter voted upon at the meeting was the election of
                Dr. David Cyganski and D'Anne Hurd for a three year term as Class II Directors. The voting results were as follows:

                      1,901,366 votes FOR

                         11,129 votes AGAINST

                        163,672 votes ABSTAINED

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

             a)  Exhibits

                           Exhibit
                           Number                         Description
                           -------                  -----------------------

                             27                     Financial Data Schedule

             b)  Reports on Form 8-K

                 No reports were filed during the period covered by this report.

                                                                   Page 13 of 13
                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               Data Translation, Inc.


Date: July 8, 1998             By:  /s/ Gary B. Godin
                                  -----------------------------
                                        Gary B. Godin
                                    Chief Financial Officer