Form 10-Q
period 1998-08-31
DATA TRANSLATION INC /NEW/
filed 1998-10-15
CIK 1022693

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

                For The Quarterly Period Ended: August 31, 1998
                                                ---------------

           [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                               THE SECURITIES EXCHANGE ACT OF 1934

                   For The Transition Period From       To
                                                 -------  ------

           Commission File Number: 0-21367
                                   -------

                            DATA TRANSLATION, INC.
    -----------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                Delaware                                    04-3332230
    ---------------------------------           --------------------------------
    (State or other jurisdiction of                     (I.R.S. Employer
     organization or incorporation)                   Identification Number)

                                 100 Locke Drive
                           Marlborough, Massachusetts
         -------------------------------------------------------------
                    (Address of principal executive offices)

                                      01752
         -------------------------------------------------------------
                                   (Zip code)

                                 (508) 481-3700
         -------------------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             Yes   X          No
                 -----           -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share               2,096,920  shares
--------------------------------------      ------------------------------------
               Class                         Outstanding at September 30, 1998

                     DATA TRANSLATION, INC. AND SUBSIDIARIES



                                      INDEX
                                      -----

                                                                       Page No.
                                                                       --------
 Part I - Financial Information:
     Consolidated Balance Sheets as of August 31, 1998 and
         November 30, 1997 ................................................3

     Consolidated Statements of Operations for the Three and
         Nine Months Ended August 31, 1998 and 1997 .......................4

     Consolidated Statements of Stockholders' Investment
         For the Fiscal Years Ended November 30, 1996 and 1997
         and for the Nine Months Ended August 31, 1998 ....................5

     Consolidated Statements of Cash Flows for the Nine Months
         Ended August 31, 1998 and 1997 ...................................6

     Notes to Consolidated Financial Statements ...........................7-8

     Management's Discussion and Analysis of
         Financial Condition and Results of Operations ....................9-11


Part II - Other Information ...............................................12

Signatures ................................................................13

PART I.  FINANCIAL INFORMATION

                     DATA TRANSLATION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                  August 31,     November 30,
                                                                     1998            1997
                                                                 (Unaudited)
                                                                 ------------    ------------
Current Assets:
     Cash and cash equivalents                                   $  3,370,000    $  3,922,000
     Accounts receivable, net of reserves of
       $420,000 in 1998 and $389,000 in 1997                        2,052,000       2,754,000
     Inventories                                                    1,464,000       1,407,000
     Prepaid expenses                                                 525,000         430,000
                                                                 ------------    ------------
          Total current assets                                      7,411,000       8,513,000

Equipment and Leasehold Improvements, net                           1,332,000       1,851,000

Other Assets - net                                                    125,000         195,000
                                                                 ------------    ------------

Total Assets                                                     $  8,868,000    $ 10,559,000
                                                                 ============    ============


Current Liabilities:
      Accounts payable                                           $    363,000    $    174,000
      Due to related party                                            273,000         546,000
      Accrued expenses                                              2,361,000       1,683,000
                                                                 ------------    ------------
           Total current liabilities                                2,997,000       2,403,000

Net liabilities of discontinued operations                            311,000       1,424,000

Deferred Income Taxes                                                   3,000           3,000

Stockholders' Investment:
     Preferred Stock, $.01 par value,
        Authorized - 5,000,000 shares, none issued                         --              --
     Common Stock, $.01 par value,
        Authorized - 30,000,000 shares, issued -
        2,096,820 and 2,048,765 in 1998 and 1997, respectively         21,000          20,000
     Capital in excess of par value                                12,764,000      12,691,000
     Accumulated deficit                                           (7,240,000)     (5,979,000)
     Cumulative translation adjustment                                 12,000          (3,000)
                                                                 ------------    ------------

          Total stockholders' investment                            5,557,000       6,729,000
                                                                 ------------    ------------

Total Liabilities and Stockholders' Investment                   $  8,868,000    $ 10,559,000
                                                                 ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                     DATA TRANSLATION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                 Three Months Ended              Nine Months Ended
                                             August 31,       August 31,      August 31,      August 31,
                                                1998            1997            1998            1997
                                            ------------    ------------    ------------    ------------
Net sales                                   $  3,919,000    $  5,068,000    $ 12,910,000    $ 16,287,000

Cost of sales                                  1,990,000       2,390,000       6,233,000       7,816,000
                                            ------------    ------------    ------------    ------------

     Gross profit                              1,929,000       2,678,000       6,677,000       8,471,000

Research and development expenses                705,000         872,000       1,876,000       2,788,000
Selling and marketing expenses                 1,517,000       2,173,000       4,606,000       8,257,000
General and administrative expenses              504,000         582,000       1,523,000       1,889,000
                                            ------------    ------------    ------------    ------------

     Loss from operations                       (797,000)       (949,000)     (1,328,000)     (4,463,000)

Interest income                                   35,000          50,000         116,000         221,000
Other expense, net                                (1,000)        (43,000)        (49,000)        (91,000)
                                            ------------    ------------    ------------    ------------

     Net loss                               $   (763,000)   $   (942,000)   $ (1,261,000)   $ (4,333,000)
                                            ============    ============    ============    ============

Basic and diluted loss per share            $      (0.36)   $      (0.46)   $      (0.61)   $      (2.14)
                                            ============    ============    ============    ============

Basic and diluted weighted average number
     of shares outstanding                     2,092,000       2,036,000       2,079,000       2,028,000


The accompanying notes are an integral part of these consolidated financial statements.

                     DATA TRANSLATION, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT


                                                       Common Stock
                                                   --------------------     Capital                     Cumulative        Total
                                  Investment         Number    $.01 Par   in Excess of    Accumulated   Translation    Stockholders'
                               by Media 100 Inc.   of Shares     Value     Par Value        Deficit     Adjustment      Investment
                               -----------------------------------------------------------------------------------------------------
Balance, November 30, 1996      $  3,822,000             --    $    --    $        --     $       --     $ (31,000)    $  3,791,000

   Contribution from Media
   100 Inc.                        8,827,000             --         --             --             --            --        8,827,000

   Dividend distribution of
   Investment by Media 100 Inc.  (12,649,000)     2,022,021     20,000     12,629,000             --            --               --
                               -----------------------------------------------------------------------------------------------------

Pro Forma balance,
 November 30, 1996              $         --      2,022,021    $20,000    $12,629,000     $       --     $ (31,000)    $ 12,618,000


   Proceeds from stock plans              --         26,744         --         62,000             --            --           62,000

   Translation adjustment                 --             --         --             --             --        28,000           28,000

   Net loss                               --             --         --             --     (5,979,000)           --       (5,979,000)
                               -----------------------------------------------------------------------------------------------------

Balance, November 30, 1997      $         --      2,048,765    $20,000    $12,691,000    $(5,979,000)     $ (3,000)     $ 6,729,000

   Proceeds from stock plans              --         48,055      1,000         73,000             --            --           74,000

   Translation adjustment                 --             --         --             --             --        15,000           15,000

   Net loss                               --             --         --             --     (1,261,000)           --       (1,261,000)
                              ------------------------------------------------------------------------------------------------------
Balance, August 31, 1998
   (Unaudited)                  $         --      2,096,820    $21,000    $12,764,000    $(7,240,000)     $ 12,000      $ 5,557,000
                              ======================================================================================================



The accompanying notes are an integral part of these consolidated financial statements.

                     DATA TRANSLATION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                Nine Months Ended
                                                             August 31,     August 31,
                                                                1998           1997
                                                            -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                   $(1,261,000)   $(4,333,000)
  Adjustments to reconcile net loss to
   net cash used in operating activities-
         Depreciation and amortization                           839,000        901,000
         Loss on disposal of equipment                                --          2,000
         Change in assets and liabilities-
           Accounts receivable                                   702,000       (655,000)
           Inventories                                           (57,000)        67,000
           Prepaid expenses                                      (95,000)      (193,000)
           Accounts payable                                      189,000       (118,000)
           Due to related party                                 (273,000)       273,000
           Accrued expenses                                      678,000         32,000
           Net liabilities of discontinued operations         (1,113,000)            --
                                                             -----------    -----------

         Net cash used in operating activities               $  (391,000)   $(4,024,000)
                                                             -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchases of equipment and leasehold improvements      (201,000)      (526,000)
         Increase in other assets                                (50,000)       (50,000)
                                                             -----------    -----------

         Net cash used in investing activities               $  (251,000)   $  (576,000)
                                                             -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Contribution from Media 100 Inc.                             --      8,827,000
         Proceeds from stock plans                                74,000         14,000
                                                             -----------    -----------

         Net cash provided by financing activities           $    74,000    $ 8,841,000
                                                             -----------    -----------

EXCHANGE RATE EFFECTS                                             16,000         (3,000)
                                                             -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         $  (552,000)   $ 4,238,000

CASH AND CASH EQUIVALENTS, beginning of period                 3,922,000          1,000
                                                             -----------    -----------

CASH AND CASH EQUIVALENTS, end of period                     $ 3,370,000    $ 4,239,000
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

2. Cash Equivalents

     Cash equivalents are carried at cost which approximates market value and have original maturities of less than three months. Cash equivalents include money market accounts, overnight time deposits, and U.S. Treasury bills.

3.  Inventories

     Inventories are stated at the lower of first-in, first-out (FIFO) cost or market and consist of the following:

                                            August 31,          November 30,
                                              1998                  1997
                                              ----                  ----
        Raw material                       $  896,000           $  830,000
        Work-in-process                        96,000               10,000
        Finished goods                        472,000              567,000
                                           ----------           ----------
                                           $1,464,000           $1,407,000
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

                     DATA TRANSLATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Capitalized Software Development Costs

     The Company capitalizes certain computer software development costs. Such costs, net of accumulated amortization, were approximately $121,000 and $191,000 as of August 31, 1998 and November 30, 1997, respectively and are included in other assets. These costs are amortized on a straight-line basis over two years which approximates the life of the product. Amortization expense, included in cost of sales, was approximately $120,000 and $95,000 for the nine months ended August 31, 1998 and 1997, respectively.

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

     The components of net liabilities of discontinued operations included in the accompanying consolidated balance sheets at August 31, 1998 and November 30, 1997 follow:

                                                  August 31,     November 30,
                                                    1998            1997
                                                    ----            ----

Accounts receivable, net                         $    33,000     $   123,000
Borrowings from a bank                              (301,000)       (963,000)
Accrued expenses                                     (43,000)       (584,000)
                                                 -----------     -----------
Net liabilities of discontinued operations       $  (311,000)    $(1,424,000)
                                                 ===========     ===========

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

Results of Operations

     The following table sets forth certain consolidated statement of operations data as a percentage of net sales.


                                            Three Months Ended     Nine Months Ended
                                            ------------------     -----------------
                                                August 31,            August 31,
                                                ----------            ----------

                                             1998       1997       1998       1997
                                             ----       ----       ----       ----
Net sales ..............................    100.0      100.0      100.0      100.0
Gross margin ...........................     49.2       52.8       51.7       52.0
Research and development expenses ......     18.0       17.2       14.5       17.1
Selling and marketing expenses .........     38.7       42.9       35.7       50.7
General and administrative expenses ....     12.9       11.4       11.8       11.6
                                           ------     ------     ------     ------
Loss from operations ...................    (20.4)     (18.7)     (10.3)     (27.4)

Interest (expense) income and other, net      0.9        0.1        0.5        0.8
                                           ------     ------     ------     ------
Net loss ...............................    (19.5)%    (18.6)%     (9.8)%    (26.6)%
                                           ======     ======     ======     ======


Comparison of Third Fiscal Quarter of 1998 to Third Fiscal Quarter of 1997:

     Net sales for the fiscal quarter ended August 31, 1998 were $3,919,000, a decrease of 22.7% or $1,149,000 from the same period a year ago. The decrease in net sales were due primarily from lower orders for all products within all geographies. Sales of the Company's commercial product, BroadwayTM, decreased approximately $636,000 or 60% in the same period a year ago. The Company's data acquisition and imaging products decreased approximately $514,000 or 12.8% from the same period a year ago. Sales continue to be adversely impacted by various market conditions including, a continued shift in the data acquisition and imaging markets toward new, lower priced hardware and software solutions, competitive pricing pressures and the decline of the worldwide financial markets.

     Gross margin for the fiscal quarter ended August 31, 1998 was 49.2%, compared to 52.8% in the comparable quarter of the prior year. The decrease in gross margin from the period in the prior year was the result of lower overhead absorption due to decreased production levels as well as lower average selling prices.

     The loss from operations for the third fiscal quarter of 1998 was $797,000, compared to $949,000 in the comparable period of the prior year. A decrease in operating expenses, slightly offset by lower gross margins contributed to reducing the loss from operations. Operating expenses for the third quarter of fiscal 1998 were $2,726,000 or 69.6% of net sales compared to $3,627,000 or 71.6% of net sales in the prior year. Research and development expenses were $705,000 or 18.0% of net sales compared to $872,000 or 17.2% of net sales for the comparable period last year. Sales and marketing expenses were $1,517,000 or 38.7% of net sales compared to $2,173,000 or 42.9% of net sales in the prior year. General and administrative expenses were $504,000 or 12.9% of net sales compared to $582,000 or 11.4% of net sales for the same period last year. On September 17, 1998, the Company announced a decision to initiate cost-containment measures including a 15% workforce reduction and other related spending cuts. These expense reductions aggregated approximately $170,000 and are reflected in the third quarter financial results.

     The Company incurred a net loss of $763,000 or $0.36 per share for the quarter ended August 31, 1998, compared to a net loss of $942,000 or $0.46 per share for the same period in 1997.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

Comparison of the First Nine Months of Fiscal 1998 to the First Nine Months of Fiscal 1997:

     Net sales for the nine months ended August 31, 1998 were $12,910,000, a decrease of 20.7% or $3,377,000 from the same period a year ago. Sales of the Company's data acquisition and imaging products for the nine months ended August 31, 1998 have decreased approximately $2,320,000 or 17.4% from the same period in fiscal 1997 mainly due to the conditions described above. Sales of the Company's commercial products for the nine months ended August 31, 1998 have decreased approximately $1,057,000 or 36.0% from the comparable period in fiscal 1997.

     Gross margin for the nine months ended August 31, 1998 was 51.7%, compared to 52.0% in the comparable period of the prior year. The decrease in gross margin from the period in the prior year was the result of lower overhead absorption due to decreased production levels as well as lower average selling prices, offset partially by lower manufacturing overhead expenses.

     The loss from operations for the first nine months of fiscal 1998 was $1,328,000, compared to $4,463,000 in the comparable period of the prior year. A decrease in operating expenses contributed to reducing the loss from operations. Operating expenses for the first nine months of fiscal 1998 were $8,005,000 or 62.0% of net sales compared to $12,934,000 or 79.4% of net sales in the prior year. Research and development expenses were $1,876,000 or 14.5% of net sales compared to $2,788,000 or 17.1% of net sales for the comparable period last year. Sales and marketing expenses were $4,606,000 or 35.7% of net sales compared to $8,257,000 or 50.7% of net sales in the prior year. General and administrative expenses were $1,523,000 or 11.8% of net sales compared to $1,889,000 or 11.6% of net sales for the same period last year. Prior year operating expenses include a significant investment in product development, advertising, promotion and sales channel development for the Company's Broadway products. In the fourth quarter of fiscal 1997, the Company took certain measures to lower its operating expenses across all categories and improve its operating results.

     The Company incurred a net loss of $1,261,000 or $0.61 per share for the nine months ended August 31, 1998, compared to a net loss of $4,333,000 or $2.14 per share for the same period in 1997.

Liquidity and Capital Resources

     During the first nine months of fiscal 1998, net cash used in operations was $391,000, which resulted primarily from a net loss of $1,261,000 and the partial payment of net liabilities from discontinued operations of $1,113,000, offset by $839,000 of depreciation and amortization expense, a decrease in accounts receivable of $702,000 and an increase in accrued expenses of $678,000. Given current available funds, the Company believes that it will be able to meet its current operating requirements for at least the next twelve months. If the Company is unsuccessful in increasing revenues, or if its liquidity position continues to deteriorate, or if cash flows are weaker than anticipated, the Company will need to secure external financing in order to meet its ongoing operating expenses. Therefore, the Company is exploring possible financing alternatives. There can be no assurance whether the Company would successful in obtaining any required financing.

     In December 1997, in connection with winding-up its networking business, the Company placed into receivership its wholly owned United Kingdom subsidiary, TFS Wokingham, Limited f/k/a/ Data Translation Networking Limited ("Networking"). Networking has a credit facility with BankBoston, N.A. under which approximately $92,000 was outstanding at September 30, 1998. The Company is a guarantor, on a secured basis, of Networking's obligations to BankBoston, N.A. During the first nine months of fiscal 1998, the Company paid approximately $895,000 to BankBoston, N.A. under Networking's credit facility. The Company expects that, during the fourth quarter of this fiscal year, it will pay all amounts outstanding to BankBoston under Networking's credit facility. The Company expects to fund such payments from available cash.

YEAR 2000 COMPLIANCE DISCLOSURE

     Year 2000 Definition
     --------------------

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

     Company Products
     ----------------

     The firmware in the Company's hardware products do not carry out any date manipulation therefore, by their very nature, are Year 2000 compliant. The Company's software products do not have user interface for the input of date data therefore, are Year 2000 compliant, provided that the underlying operating system and other products used with the Company's products are Year 2000 compliant. The Company has also, solicited and received confirmation of Year 2000 compliance with respect to all of its third party product offerings.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)



     The Company's Internal Systems
     ------------------------------

     The Company has conducted an assessment of its computer information systems and is in the process of implementing a Year 2000 Plan that modifies, upgrades or replaces some of its internal financial and operational systems. The Company has evaluated and estimated the cost of bringing all internal systems, equipment and operations into Year 2000 compliance to be approximately $250,000. Currently, the Company is approximately 75% complete with the implementation process and has incurred approximately 50% of the total cost. The Company believes, based upon currently available information, that these costs will not have a material adverse effect on its business, financial condition or results of operations. However, if these efforts are not completed on time, or if the cost of updating or replacing the Company's information systems exceeds the Company's current estimates, the Year 2000 issue could have a material adverse impact on the Company's business, financial condition or results of operations. The Company has initiated the development of a comprehensive contingency plan to address situations that may result if the Company is unable to achieve Year 2000 readiness of its internal systems on a timely manner. The contingency plan is expected to be completed during the second quarter of fiscal 1999.

     Third Party Relationships
     -------------------------

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

     In addition, the Company does not currently have meaningful information concerning the Year 2000 compliance status of its customers. As is the case with other companies, if significant numbers of the Company's current and future customers fail to achieve Year 2000 compliance, or if they divert technology expenditures away from those that were reserved for engineering products to address Year 2000 compliance issues, the Company's business, results of operations, or financial condition could be materially adversely affected.

     Potential Liability to Third Parties
     ------------------------------------

     Some commentators have predicted significant litigation regarding Year 2000 compliance issues and because of the unprecedented nature of such litigation, it is uncertain whether, or to what extent, the Company may be affected.

                           PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

            a)  Exhibits

                         Exhibit
                         Number                              Description
                         ------                       -----------------------

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


                           Data Translation, Inc.





Date: October 15, 1998     By:  /s/ Gary B. Godin
                              --------------------------------
                                    Gary B. Godin
                                Chief Financial Officer