Form 10-K
period 1998-11-30
DATA TRANSLATION INC /NEW/
filed 1999-03-01
CIK 1022693

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

  [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934
     For the Fiscal Year Ended: November 30, 1998

  [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

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



                                100 Locke Drive
                      Marlboro, Massachusetts 01752-1192
         (Address of principal executive offices, including zip code)

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

   Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [_].

   The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $2,948,000 as of January 31, 1999. The number of shares of Common Stock, $0.01 par value, outstanding as of January 31, 1999 was 2,107,059.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 14, 1999 are incorporated by reference into
Part III.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART 1

Item 1. Business

Introduction

   Data Translation, Inc., f/k/a Data Translation II, Inc., (the "Company") was incorporated in September 1996 as a wholly-owned subsidiary of Media 100 Inc., f/k/a Data Translation, Inc., ("Parent"). On November 29, 1996, Parent contributed to the Company substantially all of the assets and liabilities of Parent's data acquisition and imaging, commercial products and networking distribution groups (the "Contributed Businesses"). In November 1996, Parent sold a substantial portion of the assets of the networking distribution business and during 1998 the Company discontinued the remainder of such business. The Company continues to operate the data acquisition and imaging and commercial products groups. On December 2, 1996 (the "Distribution Date"), Parent distributed to its stockholders in the form of a dividend all of the outstanding shares of capital stock of the Company (the "Distribution"). References to the "Company" below refer to the Contributed Businesses as operated by the Company after the Distribution, or as operated by Parent prior to the Distribution, as the context requires.

   The Company is a leader in the design, development and manufacture of high performance data acquisition and imaging products. For more than two decades, the Company's products have provided engineers and scientists with accurate and timely data for measurement, analysis and process control in a wide range of industrial, scientific and medical applications. The Company's principal products in this area are data acquisition and imaging hardware, which are used in personal computers ("PCs") to receive analog signals, convert them to digital form and process the digital data. The Company's strategy is to identify and capitalize on growth opportunities in the data acquisition and imaging market.

   An outgrowth of the Company's core technology of analog to digital conversion is its commercial products line which includes a low-cost, high-performance video capture and encoding system for Microsoft(R) Windows(R) 95/98-based PCs called Broadway(TM). Broadway captures analog video, digitizes it, compresses it into an editable MPEG-1 format, and writes it to disk in real time. The Company's Broadway product has many applications, including incorporation of video into home pages on the world wide web (the "Web"), multimedia presentations, CD-ROM titles and computer-based training.

Data Acquisition and Imaging

 Market

   The market for the Company's data acquisition and imaging products is composed primarily of technical users, such as engineers and scientists, interested in incorporating the Company's systems in their final products. These products are designed for the scientific research and analysis, test and measurement and industrial machine vision inspection markets. End users include original equipment manufacturers, research laboratories, universities, hospitals and government agencies. Users require highly accurate, real-time measurement and control of analog signals, such as temperature, pressure, sound and video.

   The data acquisition and imaging markets are highly fragmented and have been adversely affected in recent years by reduced prices for PCs and peripherals.

 Business Strategy

   In the data acquisition and imaging area, the Company is focused on providing system solutions built around development of its PCI-based products. These developments are being driven by rapid adoption of PCI bus slots by personal computer manufacturers.

 Products and Services

   The Company's data acquisition and imaging products are designed to facilitate (i) the high-speed capture of analog signals representing physical events, such as temperature, pressure, sound and video, (ii) the conversion of such signals into digital form and (iii) the use of such digital signals in PCs for processing. These capabilities permit customers to use PCs to identify, measure, analyze and control physical phenomena (data acquisition) and to analyze or enhance video images (imaging).

   The Company's data acquisition and imaging systems consist of plug-in cards and Windows-based software which provide an integrated, high performance systems solution to the general scientific and measurement marketplace.

   The Company sells over 100 data acquisition and imaging products, which range in retail price from $199 to $1,995. Domestically, the Company sells such products to end users, value-added resellers ("VARs"), system integrators and original equipment manufacturers ("OEMs"). Internationally, the Company sells through its wholly-owned subsidiaries, as well as through resellers and independent distributors. Such prices do not reflect distributor discounts for international sales, which range from approximately 20% to 35% on hardware products and up to approximately 50% on software applications.

   Data acquisition products provide capabilities ranging from simple measurement to advanced digital signal processing functions. While researchers, systems integrators and OEMs have been the predominant data acquisition users in the past, new data acquisition markets have emerged in the industrial and medical areas, such as industrial inspection, medical diagnostic/therapeutic applications, high-performance control, vibration analysis, acoustics and test and measurement applications. Customers incorporate the Company's data acquisition boards into PCs to measure real-world parameters, including temperature, pressure, acceleration and sound; to analyze this data; and to use the results to control real-world events and processes.

   The Company's imaging products may be used in a number of applications. In machine vision applications, images can be captured and processed immediately, in real time, for fast, accurate inspection of manufactured parts. In scientific imaging applications, images can be captured from video cameras for analysis, or images can be captured from cameras mounted on microscopes to identify and count cells. In medical applications, images can be captured from different diagnostic devices, such as CAT scanners or ultrasound imaging devices, for enhancement, analysis and display.

 Customers and Sales

   The Company sells its data acquisition and imaging products to end users, VARs, system integrators and OEMs for use primarily in the scientific, medical and industrial markets. End users include manufacturers, research laboratories, universities, hospitals and government agencies.

   The Company sells its data acquisition and imaging products through a comprehensive, widely distributed annual catalog, an in-house telemarketing force, OEM-focused direct sales, indirect channels (VARs, distributors and system integrators), and extensive advertising and promotional campaigns. The Company has a full-time sales and administrative staff of 10 employees in the United States to support sales. International sales are supported by two subsidiaries and various distributors throughout Europe, Asia and the Pacific Rim.

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

Commercial Products

 Market

   The convergence of voice, video and data, the advancements in personal computing, and the growth of the Internet have changed the way in which the world communicates. As computing processor power and telco/digital/cable modem technology evolve, so too does the PC user's ability to harness these venues for creating and delivering video content. As PC costs continue to reach new lows (the sub-$1,000 PC category is growing the fastest), the majority of PC users will have access to an affordable tool for video creation. The Company believes the most lucrative market segments for PC video are Web page creators/hosts, business users (for uses such as presentations, training, sales and marketing) and CD-ROM title producers (for uses such as entertainment, gaming and education).

 Product and Technology

   Broadway is a high-performance video capture and encoding system for Windows 95/98 and Windows NT PCs. Broadway is a complete video editing solution, and its videos can also be integrated with third party video editing software packages to edit and produce VHS quality digital video clips with CD-quality stereo sound. Using Broadway, a computer user can capture video from most analog sources, edit the digitized version created by Broadway, fully compress it to MPEG-1 and then incorporate the finished video into multimedia applications, such as Web home pages, multimedia presentations and CD-ROMs. Broadway is composed of a Peripheral Component Interconnect ("PCI") integrated circuit board and a graphical user interface compatible with Windows(TM). The Company's standard Broadway package is shipped complete with Ulead Systems, Inc.'s MediaStudio Pro(TM) video editing software. Broadway is also designed to be integrated with a variety of other video editing packages, including Adobe Premiere(R).

   Using the MPEG-1 standard allows Broadway to produce compressed videos which can be played back at 30 frames per second, the standard, full-motion video speed. Videos compressed to be played back at speeds slower than 30 frames per second typically drop frames causing the resulting video to be less than full-motion and of lower image quality. Once the video clip is compressed and saved on the user's hard drive in the standard video file format, it may be incorporated into applications such as the Microsoft Office Suite, Web pages or CD ROMs.

 Customers and Sales

   The Company's sales and marketing strategy is to move down the technical sophistication curve and up the volume curve by targeting audio/video professionals, business presentation and education developers, home hobbyists and family/home users as primary customers.

   Worldwide, the Company's commercial products are sold through a two-tier distribution network. The Company has direct relationships with international mass market distributors as well as resellers VARs. The distributors sell the commercial products to retail outlets as well as smaller computer resellers and VARs. This allows the Company's products to be available through any method used by its customers to purchase their products. The Company has a full-time sales and administrative staff of 3 employees to support sales. The Company offers a 30-day money back guarantee on its commercial products. The product packaging was designed to be sold through the retail channel.

   The Company provides end users with free technical support with the purchase of the product. Broadway includes extensive on-line technical support via the Company's Web site, as well as documentation which provides a video tutorial to the non-video user and an intuitive installation guide.

 Competition

   The Company has a number of competitors. Some competitors sell products which, like Broadway, employ MPEG encoding, while others sell products based on different platforms and video standards. The Company's Broadway product competes principally on the basis of price, speed of compression, ease of installation and use, and brand name awareness.

   The Company's greatest competition for the Broadway product includes other products with MPEG encoding such as Pinnacle System's DC30, Matrox's Rainbow Runner, Videonics' Python and Dazzle Multimedia's Snazzy and Dazzle products. These companies may have substantially greater financial, technical and marketing resources than the Company. In addition, there are a number of other competitors whose products are based on platforms and video standards other than those used by the Company.

Research and Development

   The Company intends to continue to invest in research and development for new products and for enhancements to existing products. The Company is currently targeting spending on research and development at an annual rate of approximately 17% of net sales. For the fiscal year ended November 30, 1998, the Company invested approximately $2,444,000 or 14.6% of net sales in product development compared to $3,808,000 or 18.6% of net sales in the prior fiscal year.

   The Company employed, as of January 31, 1999, 12 full-time engineers whose primary duties relate to product development. Outside firms and consultants are selectively engaged to develop or assist with development of products when favorable opportunities exist.

   In the data acquisition and imaging area, the new areas for hardware development include the integration of ASICs (application specific integrated circuits) into circuit boards, which will reduce cost and advance the development of new computer bus technologies (e.g., PCI). The Company's software development in data acquisition and imaging centers on supporting Windows 95/98 and Windows NT(TM).

Manufacturing

   The Company manufactures all of its products at a leased facility in Marlboro, Massachusetts. The Company believes its control of manufacturing significantly contributes to hardware design improvements, and allows for quicker turn-around of engineering changes for shipment to the market. The Company periodically assesses its production efficiencies against the benefits of outsourcing certain hardware production. The Company has been ISO 9001 certified since 1994.

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

   Components used in circuit board assembly are generally available from several distributors and manufacturers. Suppliers are selected based on their ability to provide defect-free products quickly at low cost. The Company continuously measures the performance of key suppliers. Special programs are used to speed availability of material and protect the Company from unplanned shifts in product demand. These programs include ship-to-stock, and point-of-use bonding, a program where suppliers hold material on-site at the Company and as the material is used, title transfers to the Company and payment is made. Certain components used by the Company do not have ready substitutes or have been subject to industry-wide shortages. There can be no assurance that the Company's inventories would be adequate to meet the Company's production needs during any interruption of supply. The Company's inability to develop alternative supply sources, if required, or a reduction or stoppage in supply, could adversely affect its operations until new sources of supply became available.

Proprietary Rights

   The Company holds nine United States patents, expiring from March 2001 through March 2015, and has two pending patent applications in the United States, none of which the Company believes is material. Pursuant to an agreement with Parent, the Company also has full cross-licenses to technology under Parent's current patents and patent applications, together with technology resulting from patent applications which Parent applied for through December 2, 1998.

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

Employees

   As of January 31, 1999, the Company employed approximately 85 persons worldwide. None of the employees is represented by a labor union. The Company believes it has good relations with its employees.

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

                       Executive Officers of the Company

          Name           Age                 Position with the Company
          ----           ---                 -------------------------
Alfred A. Molinari, Jr.. 57  Chairman and Chief Executive Officer
Jeffrey M. Cronin....... 34  Vice President--Operations
Kevin J. Sullivan....... 37  Vice President--Engineering--Data Acquisition and Imaging
Ellen W. Harpin......... 42  Director, Vice President, and Assistant Treasurer

   Mr. Molinari has been the Chief Executive Officer and Chairman of the Company since December 1996. Mr. Molinari is the founder of Parent and served as the Chief Executive Officer and a director of Parent from its inception in 1973 until November 1996.

   Mr. Cronin was appointed Vice President-Operations in February 1999. Prior to that he served as the Director of Manufacturing of Parent from March 1992 to December 1996 and as Director of Operations and Manufacturing of the Company from December 1996 to February 1999.

   Mr. Sullivan was appointed Vice President of Engineering for Data Acquisition and Imaging of the Company in November 1997. Prior to that he served as Director of Engineering for Data Acquisiton and Imaging since September 1996. Prior to joining the Company, Mr. Sullivan was employed by Keithley Metrabyte as the Director of Engineering from April 1995 to September 1996. Prior to that he served as Manager of Design Engineering from August 1992 to April 1995.

   Ms. Harpin has been Vice President and a Director of the Company since September 1996 and was appointed Assistant Treasurer in February 1999. Prior to that she served as Vice President of Administration for Parent from July 1995 until November 1996. She also served as Chief Financial Officer for Parent from November 1991 to July 1995. Ms. Harpin was employed by Parent from March 1983 until November 1996 and during her tenure served as Vice President-Finance and Administration, Treasurer, Vice President-Manufacturing and Director of Sales.

Item 2. Properties

   The Company maintains its principal executive, engineering, manufacturing and sales operations in a 100,000 square foot facility located in Marlboro, Massachusetts. The building is leased from a related party trust under an agreement expiring in 2009. The Company sublets a portion of the building to certain tenants. The minimum annual net basic rent for the building is approximately $1,092,000, which is allocated between the Company and its tenants pursuant to certain sub-lease agreements.

   The Company's United Kingdom sales operations are conducted in an 1,000 square foot facility in Basingstoke, Hants, England, that is leased by the Company under a quarterly net lease. The minimum quarterly basic rent is approximately $11,000 per quarter.

   The Company's German sales operations are conducted in a 2,420 square foot office facility in Bietigheim-Bissingen, Germany that is leased under a five-year renewable lease, expiring in 2000, by Data Translation GmbH. The minimum annual basic rent is approximately $40,000 per year.

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

Item 4. Submission of Matters to a Vote of Security Holders

   There were no matters submitted to a vote of stockholders during the fourth quarter of fiscal 1998.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

   The common stock of the Company is traded in the over-the-counter market and is reported on the Nasdaq SmallCap Market System under the symbol: DATX. The Company's stock began trading on December 16, 1996 subsequent to the stock dividend issued in connection with the Distribution. The high and low sale prices of the Company's Common Stock on the over-the-counter market since the Distribution Date through January 31, 1999 as reported on the Nasdaq SmallCap Market System were $4.75 and $.53, respectively. The table below sets forth the high and low quarterly sales prices of the Common Stock during the two most recent fiscal years:

                                                      1998   1998   1997   1997
                                                      High   Low    High   Low
                                                     ------ ------ ------ ------
First quarter....................................... $3.125 $1.500 $4.625 $3.375
Second quarter......................................  2.438  1.406  3.750  2.625
Third quarter.......................................  2.000  1.063  4.313  3.375
Fourth quarter......................................  2.125  0.531  4.719  3.000

   The Company has never paid a cash dividend on its Common Stock, and the Board of Directors does not anticipate paying cash dividends in the foreseeable future. As of January 31, 1999, there were approximately 216 stockholders of record of the Company's common stock.

Item 6. Selected Financial Data

   The following data has been derived from the Company's consolidated financial statements which have been audited by Arthur Andersen LLP, independent public accountants, as of and for the fiscal years in the five year period ended November 30, 1998. The data should be read in conjunction with "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and the Consolidated Financial Statements and the notes thereto and other financial information included elsewhere in this Form 10-K.

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

                                      Fiscal Year Ended November 30,
                                  -------------------------------------------
                                   1998     1997     1996     1995     1994
                                  -------  -------  -------  -------  -------
                                      (In thousands, except per share
                                                 amounts)
Consolidated Statements of
 Operations Data:
Net sales........................ $16,781  $20,452  $21,201  $21,826  $22,440
Cost of sales....................   8,070    9,932    8,181    8,187    9,355
                                  -------  -------  -------  -------  -------
  Gross profit...................   8,711   10,520   13,020   13,639   13,085
Research and development
 expenses........................   2,444    3,808    3,736    2,806    3,041
Selling and marketing expenses...   5,621   10,481    9,696    6,799    6,212
General and administrative
 expenses........................   2,001    2,426    2,032    1,627    1,924
                                  -------  -------  -------  -------  -------
  Income (loss) from operations..  (1,355)  (6,195)  (2,444)   2,407    1,908
Interest (expense) income, net...     149      269      560       (7)      (1)
Other income (expense)...........     (46)     (53)     (51)       2       63
                                  -------  -------  -------  -------  -------
  Income (loss) from continuing
   operations before provision
   (benefit) for income taxes....  (1,252)  (5,979)  (1,935)   2,402    1,970
Provision (benefit) for income
 taxes...........................     --       --      (658)     966      798

                                  -------  -------  -------  -------  -------
  Income (loss) from continuing
   operations....................  (1,252)  (5,979)  (1,277)   1,436    1,172
Discontinued operations(1).......     --       --    (3,555)      24      381
                                  -------  -------  -------  -------  -------
  Net income (loss).............. $(1,252) $(5,979) $(4,832) $ 1,460  $ 1,553
                                  =======  =======  =======  =======  =======
Basic and diluted net income
 (loss) from continuing
 operations per common and
 potential common share.......... $ (0.60) $ (2.94) $ (0.64)  $ 0.86
Basic and diluted net income
 (loss) from discontinued
 operations per common and
 potential common share..........     --       --     (1.78)    0.01
                                  -------  -------  -------  -------
Basic and diluted net income
 (loss) per common and potential
 common share.................... $ (0.60) $ (2.94) $ (2.42)  $ 0.87
                                  =======  =======  =======  =======
Basic and diluted weighted
 average number of common and
 potential common shares
 outstanding.....................   2,083    2,033    1,998    1,675
                                  =======  =======  =======  =======

                                                       November 30,
                                               --------------------------------
                                                1998   1997    1996       1996
                                               ------ ------- -------    ------
                                                                Pro
                                                              Forma(2)
                                                              -------
                                                      (In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents..................... $2,780 $ 3,922 $ 8,828    $    1
Working capital...............................  4,102   6,110  11,433     2,606
Total assets..................................  7,576  10,559  16,361     7,534
Total liabilities.............................  2,024   3,830   3,743     3,743
Total stockholders' investment................  5,552   6,729  12,618(3)  3,791

--------
(1) Discontinued operations relates to the networking distribution business of Parent prior to the Distribution. On November 11, 1996, Parent sold a substantial portion of the assets of the networking distribution business, and the Company discontinued the remainder of such business during 1998.
(2) Adjusted to give effect to the deemed contribution by the Parent to the Company of $8,827,000 in cash and cash equivalents on December 2, 1996.
(3) Does not include any tax considerations pertaining to the Distribution.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

   Certain statements in Management's Discussion and Analysis of Financial Condition and Results of Operations contain "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995). The words "believe", "expect", "anticipate", "intend", "estimate", "assume" and other similar expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are in some cases beyond the control of the Company and may cause the actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements.

   Certain factors that might cause such differences include, but are not limited to, the following: dependence on new products, impact of competitive products, ability of the Company to meet its future operating and capital requirements, ability to attract and retain qualified personnel and the dependence on proprietary technology.

   For further discussion identifying important factors that could cause actual results to differ materially from those anticipated in forward-looking statements, see the Company's SEC filings, in particular, the Company's Form 10, "Special Factors" and "Business of the Company."

Background

   Data Translation, Inc., f/k/a Data Translation II, Inc., (the "Company") was incorporated in September 1996 as a wholly-owned subsidiary of Media 100 Inc., f/k/a Data Translation, Inc., ("Parent"). On November 29, 1996, Parent contributed to the Company substantially all of the assets and liabilities of Parent's data acquisition and imaging, commercial products and networking distribution groups (the "Contributed Businesses"). On November 11, 1996, Parent sold a substantial portion of the assets of the networking distribution business, and during 1998 the Company discontinued the remainder of such business. The Company will continue to operate the data acquisition and imaging and commercial products groups. On December 2, 1996 (the "Distribution Date"), Parent distributed to its stockholders in the form of a dividend all of the outstanding shares of capital stock of the Company (the "Distribution").

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

   Following the Distribution, the Company became a stand-alone entity with objectives and strategies separate from those of Parent. The Company is focused on providing products in the data acquisition, imaging and PC video editing industries.

Discontinued Operations

   On July 30, 1996, Parent announced its strategic decision to discontinue the operations comprising its networking business. The networking operations were historically operated by TFS Wokingham, Limited, f/k/a Data Translation Networking Limited ("Networking") which distributed, integrated and supported enterprise-wide networking products manufactured by third party suppliers in the United Kingdom. On November 11, 1996, Parent sold certain assets of the networking distribution business, primarily inventories, equipment and its ongoing business, for approximately $1.3 million. In fiscal 1996, Parent recognized a gain of approximately $340,000 on this transaction. The Company estimated a loss on the disposal of the remaining business assets and settlement of liabilities of approximately $1,561,000 before applicable income taxes, in fiscal 1996. Net sales from Networking were approximately $16,522,000 for the year ended November 30, 1996. During 1998, the Company completed winding-up the remainder of such business.

Results of Operations

   The following table shows certain statements of operations data as a percentage of net sales.

                                                         Fiscal Year Ended
                                                            November 30,
                                                       ---------------------
                                                       1998    1997    1996
                                                       -----   -----   -----
Net sales............................................. 100.0%  100.0%  100.0%
Gross margin..........................................  51.9    51.4    61.4
Research and development expenses.....................  14.6    18.6    17.6
Selling and marketing expenses........................  33.5    51.2    45.7
General and administrative expenses...................  11.9    11.9     9.6
                                                       -----   -----   -----
Loss from operations..................................  (8.1)  (30.3)  (11.5)
Interest income (expense) and other, net..............   0.6     1.1     2.4
                                                       -----   -----   -----
Loss from continuing operations before benefit from
 income taxes.........................................  (7.5)  (29.2)   (9.1)
Benefit from income taxes.............................  (0.0)   (0.0)   (3.1)
                                                       -----   -----   -----
Loss from continuing operations.......................  (7.5)  (29.2)   (6.0)
Loss from discontinued operations.....................   0.0     0.0   (16.8)
                                                       -----   -----   -----
Net loss..............................................  (7.5)% (29.2)% (22.8)%
                                                       =====   =====   =====

Comparison of Fiscal Year Ended November 30, 1998 to Fiscal Year Ended November 30, 1997

   Net sales for the fiscal year ended November 30, 1998 were $16,781,000 compared to $20,452,000 for the same period in the prior year, which represents a decrease of approximately 17.9% or $3,671,000. Sales from the Company's data acquisition and imaging products decreased approximately $2,860,000 or 16.6% from the prior fiscal year. Sales from these products were adversely impacted by various market conditions including a continued shift in the product markets toward new, lower priced hardware and software solutions (particularly in PC prices), competitive pricing pressures and the decline of the worldwide financial markets. Sales from the Company's commercial product, Broadway, decreased approximately $811,000 or 24.9% from the comparable period in fiscal 1997 primarily due to lower international sales.

   Gross margin for the period ended November 30, 1998 was 51.9% of net sales compared to 51.4% of net sales for the same period in the prior year. The slight increase in gross margin was primarily the result of lower overall manufacturing overhead expenses, offset partially by lower overhead absorption due to decreased production levels as well as lower average selling prices.

   Loss from operations for fiscal 1998 was $1,355,000 compared to a loss of $6,195,000 for the same period in the prior year. A decrease in operating expenses contributed to a reduction in the loss from operations. Operating expenses for fiscal 1998 were $10,066,000 or 60.0% of net sales compared to $16,715,000 or 81.7% of net sales in the prior year. Research and development expenses were $2,444,000 or 14.6% of net sales compared to $3,808,000 or 18.6% of net sales in fiscal 1997. Selling and marketing expenses were $5,621,000 or 33.5% of net sales compared to $10,481,000 or 51.2% of net sales in fiscal 1997. General and administrative expenses were $2,001,000 or 11.9% of net sales compared to $2,426,000 or 11.9% of net sales in fiscal 1997. Prior year operating expenses include a significant investment in product development, advertising, promotion and sales channel development for the Company's commercial products. In the fourth quarter of fiscal 1997, the Company took certain measures to lower its operating expenses across all categories and improve its operating results. The Company anticipates maintaining total operating expenses, as a percentage of sales, at approximately this level.

   Interest income declined $120,000 (44.6%) from fiscal 1997 to fiscal 1998 primarily due to lower average cash balances available for investment.

   The Company incurred a net loss of $1,252,000 or $0.60 per share for the fiscal year ended November 30, 1998 compared to $5,979,000 or $2.94 per share in the prior fiscal year.

Comparison of Fiscal Year Ended November 30, 1997 to Fiscal Year Ended November 30, 1996

   Net sales for the fiscal year ended November 30, 1997 were $20,452,000 compared to $21,201,000 for the same period in the prior year, which represents a decrease of approximately 3.5% or $749,000. Sales from the Company's data acquisition and imaging products decreased approximately 15.8%, mostly due to lower unit sales of older mature products as well as lower average selling prices. This decline was partially offset by sales from the Company's Broadway products which were $3,251,000 in fiscal 1997 compared to $774,000 in the prior year.

   Gross margin for the period ended November 30, 1997 was 51.4% of net sales compared to 61.4% of net sales for the same period in the prior year. The decrease in gross margin was primarily the result of lower average selling prices in the data acquisition and imaging product lines, under-utilization of the Company's manufacturing capacity, as well as an increase in sales from the Broadway products which carry a lower margin than the data acquisition and imaging products.

   Loss from operations for fiscal 1997 was $6,195,000 compared to a loss of $2,444,000 for the same period in the prior year. The increased loss was primarily due to the lower gross margin as described above, as well as an increase in operating expenses over the prior year of $1,251,000. Operating expenses include the impact of a workforce reduction and a charge for the potential impairment of prepaid royalties of approximately $150,000 and $196,000, respectively, which were taken in the fourth quarter of fiscal 1997. Research and development expenses were $3,808,000 or 18.6% of net sales compared to $3,736,000 or 17.6% of net sales in fiscal 1996. The increase in research and development expenses was directly attributable to the write-off of prepaid royalties which were advanced as consideration for the rights and license of certain future products. Selling and marketing expenses were $10,481,000 or 51.2% of net sales compared to $9,696,000 or 45.7% of net sales in fiscal 1996. The increase in selling and marketing expenses was due largely to the marketing, promotion, and sales channel development for the Company's Broadway products. General and administrative expenses were $2,426,000 or 11.9% of net sales compared to $2,032,000 or 9.6% of net sales in fiscal 1996. Fiscal 1997's general and administrative expenses are reflective of the Company operating on a stand-alone basis compared to allocated expenses in fiscal 1996.

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

   The Company incurred a net loss of $5,979,000 or $2.94 per share for the fiscal year ended November 30, 1997 compared to $4,832,000 or $2.42 per share in the prior fiscal year. These results include a loss on discontinued operations of $3,555,000 or $1.78 per share for the fiscal year ended November 30, 1996. See "Discontinued Operations."

Liquidity and Capital Resources

   During fiscal 1998, net cash used in operations was $761,000, which resulted primarily from a net loss of $1,252,000 and the settlement of net liabilities from discontinued operations of $1,424,000, offset by $1,049,000 of depreciation and amortization expense and a decrease in accounts receivable of $991,000. The Company also decreased its purchases of property and equipment from the prior year by $181,000. In fiscal 1997, as noted in Item 6, "Selected Financial Data," the Company received a contribution from Parent of $8,827,000. Given current available funds, the Company believes that it will be able to meet its current operating requirements for at least the next twelve months.

   In December 1997, in connection with the winding-up of its networking business, the Company placed into receivership its wholly owned United Kingdom subsidiary, TFS Wokingham, Limited, f/k/a/ Data Translation Networking Limited ("Networking"). Networking has a credit facility with BankBoston, N.A. under which the Company is a guarantor, on a secured basis. During fiscal 1998, the Company paid approximately $1,228,000 to BankBoston, N.A. under Networking's credit facility. At November 30, 1998 approximately $28,000 was outstanding and is included in accrued expenses. The Company expects that, during the second quarter of fiscal 1999, all amounts outstanding to BankBoston, N.A. under Networking's credit facility will be paid from available cash.

Year 2000 Compliance Disclosure

Year 2000 Definition

   The Year 2000 problem refers to computer programs that were written using two digits rather than four to define the applicable year, and the resulting inability of software to process date information later than December 31, 1999. Computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Company Products

   The firmware in the Company's hardware products does not carry out any date manipulation and thus, by its very nature, is Year 2000 compliant. Similarly, the Company's software products are Year 2000 compliant because they do not have user interface for the input of date data. This compliance, however, depends on whether the underlying operating system and other products used with the Company's products are Year 2000 compliant. The Company has solicited the status of Year 2000 compliance with respect to all of its third party product offerings.

The Company's Internal Systems; State of Readiness and Costs to Remedy

   The Company has conducted an assessment of its computer information systems and has implemented a Year 2000 Plan to modify, upgrade or replace some of its internal financial and operational systems. The Company has estimated the cost of bringing all internal systems, equipment and operations into Year 2000 compliance to be approximately $250,000. Currently, the Company is approximately 95% complete with the implementation process and has incurred approximately 90% of the total estimated cost. The Company has funded its Year 2000 Plan from operating cash flows. The Company believes, based upon currently available information, that these costs will not have a material adverse effect on its business, financial condition or results of operations.

Third Party Relationships

   The Company also intends to determine the extent to which it may be vulnerable to any failures by its major suppliers, distributors and service providers, as well as any third parties related to the Company's two foreign sales offices, to remedy their own Year 2000 problems. The Company is in the process of initiating formal communications with these parties. At this time the Company is unable to estimate the nature or extent of any potential adverse impact resulting from the failure of third party suppliers, distributors and service providers to achieve Year 2000 compliance, although the Company does not currently anticipate that it will experience any material shipment delays from its major product suppliers or any material sales delays from its major distributors due to Year 2000 problems. However, there can be no assurance that these third parties will not experience Year 2000 problems or that any problems would not have a material adverse effect on the Company's product supply and distribution channels. Because the cost and timing of Year 2000 compliance by third parties such as suppliers, distributors and service providers is not within the Company's control, no assurance can be given with respect to the cost or timing of such efforts or any potential adverse effects on the Company of any failure by these third parties to achieve Year 2000 compliance.

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

Year 2000 Risks; Contingency Plan

   While the Company anticipates that its Year 2000 risks will be remedied before the Year 2000, no assurance can be given that the Company's or its material third parties' Year 2000 conversion will be completed by such time. If these efforts are not completed on time, or if the cost of updating or replacing the Company's information systems exceeds the Company's current estimates, the Year 2000 problem could have a material adverse impact on the Company's business, financial condition or results of operations. Management has assessed the most reasonably likely worst case scenario. Given its efforts to minimize the risk of Year 2000 failures, the Company believes the worst case scenario would occur if the Company were unable to process and fulfill customer orders because of the Year 2000 problem. The Company has initiated the development of a comprehensive contingency plan in the event that its Year 2000 conversion is not successfully completed. The Company anticipates the contingency plan to be completed during the third quarter of fiscal 1999.

Potential Liability to Third Parties

   Some commentators have predicted significant litigation regarding Year 2000 compliance issues and because of the unprecedented nature of such litigation, it is uncertain whether, or to what extent, the Company may be affected.

   The preceding "Year 2000 Compliance Disclosure" contains various forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. These forward-looking statements represent the Company's beliefs or expectations regarding future events. When used in the "Year 2000 Compliance Disclosure," the words "believes," "expects," "estimates" and similar expressions are intended to identify forward-looking statements. Forward-looking statements include, without limitation, the Company's expectations as to when it will complete the installation and testing of its internal systems; its estimated cost of achieving Year 2000 readiness; and the Company's belief that its internal systems will be Year 2000 compliant in a timely manner. All forward-looking statements involve a number of risks and uncertainties that could cause the actual results to differ materially from the projected results.

   Factors that may cause these differences include, but are not limited to, the availability of qualified personnel and other information technology resources; the ability to identify and remediate all date sensitive lines of computer code or to replace embedded computer chips in affected systems or equipment; and the actions of third parties with respect to Year 2000 problems.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

   Not applicable.

                    DATA TRANSLATION, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----
Report of Independent Public Accountants................................. F-2
Consolidated Balance Sheets as of November 30, 1998 and 1997............. F-3
Consolidated Statements of Operations for the Years Ended November 30,
 1998, 1997, and 1996.................................................... F-4
Consolidated Statements of Stockholders' Investment for the Years ended
 November 30, 1998, 1997, and 1996....................................... F-5
Consolidated Statements of Cash Flows for the Years Ended November 30,
 1998, 1997, and 1996.................................................... F-6
Notes to Consolidated Financial Statements............................... F-7

Item 8. Financial Statements and Supplementary Data

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Data Translation, Inc.:

   We have audited the accompanying consolidated balance sheets of Data Translation, Inc. (a Delaware corporation) and subsidiaries as of November 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' investment and cash flows for each of the three years in the period ended November 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Data Translation, Inc. and subsidiaries as of November 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 1998, in conformity with generally accepted accounting principles.

                                          Arthur Andersen LLP

Boston, Massachusetts
January 5, 1999

                    DATA TRANSLATION, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                      November 30, November 30,
                                                          1998         1997
                                                      ------------ ------------
Current Assets:
  Cash and cash equivalents..........................  $2,780,000  $ 3,922,000
  Accounts receivable, net of reserves of $397,000
   and $389,000 in 1998 and 1997, respectively.......   1,763,000    2,754,000
  Inventories........................................   1,202,000    1,407,000
  Prepaid expenses...................................     378,000      430,000
                                                       ----------  -----------
    Total current assets.............................   6,123,000    8,513,000
Property and equipment, net..........................   1,328,000    1,851,000
Other assets, net....................................     125,000      195,000
                                                       ----------  -----------
    Total Assets.....................................  $7,576,000  $10,559,000
                                                       ==========  ===========
Current Liabilities:
  Accounts payable...................................  $  256,000  $   174,000
  Due to related party...............................         --       546,000
  Accrued expenses...................................   1,765,000    1,683,000
                                                       ----------  -----------
    Total current liabilities........................   2,021,000    2,403,000
Net liabilities of discontinued operations...........         --     1,424,000
Deferred income taxes................................       3,000        3,000
Commitments and Contingencies (Note 7)

Stockholders' Investment:
  Preferred stock, $.01 par value--Authorized:
   5,000,000 shares, none issued and outstanding.....         --           --
  Common stock, $.01 par value--Authorized:
   30,000,000 shares, 2,096,920 and 2,048,765 shares
   issued and outstanding at November 30, 1998 and
   1997, respectively................................      21,000       20,000
  Additional paid-in capital.........................  12,764,000   12,691,000
  Accumulated deficit................................  (7,231,000)  (5,979,000)
  Cumulative translation adjustment..................      (2,000)      (3,000)
                                                       ----------  -----------
    Total stockholders' investment...................   5,552,000    6,729,000
                                                       ----------  -----------
    Total Liabilities and Stockholders' Investment...  $7,576,000  $10,559,000
                                                       ==========  ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                    DATA TRANSLATION, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                           Fiscal Years Ended November 30,
                                         -------------------------------------
                                            1998         1997         1996
                                         -----------  -----------  -----------
Net sales............................... $16,781,000  $20,452,000  $21,201,000
Cost of sales...........................   8,070,000    9,932,000    8,181,000
                                         -----------  -----------  -----------
    Gross profit........................   8,711,000   10,520,000   13,020,000
Research and development expenses.......   2,444,000    3,808,000    3,736,000
Selling and marketing expenses..........   5,621,000   10,481,000    9,696,000
General and administrative expenses.....   2,001,000    2,426,000    2,032,000
                                         -----------  -----------  -----------
    Loss from operations................  (1,355,000)  (6,195,000)  (2,444,000)
Interest income.........................     149,000      269,000      560,000
Other expense...........................     (46,000)     (53,000)     (51,000)
                                         -----------  -----------  -----------
    Loss from continuing operations
     before tax benefit.................  (1,252,000)  (5,979,000)  (1,935,000)
Benefit from income taxes...............         --           --      (658,000)
                                         -----------  -----------  -----------
    Loss from continuing operations.....  (1,252,000)  (5,979,000)  (1,277,000)
Discontinued operations (Note 3):
  Loss from discontinued operations of
   TFS Wokingham, Limited (less
   applicable benefit from income taxes
   of $10,000 in 1996)..................         --           --    (3,555,000)
                                         -----------  -----------  -----------
    Net loss............................ $(1,252,000) $(5,979,000) $(4,832,000)
                                         ===========  ===========  ===========
Basic and diluted net loss from
 continuing operations per common and
 potential common share................. $     (0.60) $     (2.94) $     (0.64)
Basic and diluted net loss from
 discontinued operations per common and
 potential common share.................         --           --         (1.78)
                                         -----------  -----------  -----------
Basic and diluted net loss per common
 and potential common share............. $     (0.60) $     (2.94) $     (2.42)
                                         ===========  ===========  ===========
Basic and diluted weighted average
 number of common and potential common
 shares outstanding.....................   2,083,000    2,033,000    1,998,000
                                         ===========  ===========  ===========


  The accompanying notes are an integral part of these consolidated financial statements.

                    DATA TRANSLATION, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT

                                              Common Stock
                                           ------------------ Additional               Cumulative      Total
                              Investment   Number of $.01 Par   Paid-in   Accumulated  Translation Stockholders'
                               by Parent    Shares    Value     Capital     Deficit    Adjustment   Investment
                              -----------  --------- -------- ----------- -----------  ----------- -------------
Balance, November 30, 1995..  $ 6,102,000        --  $   --   $       --  $       --    $168,000    $6,270,000
 Net activity with Parent...    1,894,000        --      --           --          --         --      1,864,000
 Impact of income taxes.....      658,000        --      --           --          --         --        658,000
 Translation adjustment.....          --         --      --           --          --    (199,000)     (199,000)
 Net loss...................   (4,832,000)       --      --           --          --         --     (4,832,000)
                              -----------  --------- -------  ----------- -----------   --------    ----------
Balance, November 30, 1996..    3,822,000        --      --           --          --     (31,000)    3,791,000
 Contribution from Parent...    8,827,000        --      --           --          --         --      8,827,000
 Dividend distribution of
  Investment by Parent......  (12,649,000) 2,022,021  20,000   12,629,000         --         --            --
 Proceeds from stock plans..          --      26,744     --        62,000         --         --         62,000
 Translation adjustment.....          --         --      --           --          --      28,000        28,000
 Net loss...................          --         --      --           --   (5,979,000)       --     (5,979,000)
                              -----------  --------- -------  ----------- -----------   --------    ----------
Balance, November 30, 1997..          --   2,048,765  20,000   12,691,000  (5,979,000)    (3,000)    6,729,000
 Proceeds from stock plans..          --      48,155   1,000       73,000         --         --         74,000
 Translation adjustment.....          --         --      --           --          --       1,000         1,000
 Net loss...................          --         --      --           --   (1,252,000)       --     (1,252,000)
                              -----------  --------- -------  ----------- -----------   --------    ----------
Balance, November 30, 1998..  $       --   2,096,920 $21,000  $12,764,000 $(7,231,000)  $ (2,000)   $5,552,000
                              ===========  ========= =======  =========== ===========   ========    ==========


  The accompanying notes are an integral part of these consolidated financial statements.

                    DATA TRANSLATION, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            Fiscal Years Ended November 30,
                                          -------------------------------------
                                             1998         1997         1996
                                          -----------  -----------  -----------
Cash Flows from Operating Activities:
  Net loss..............................  $(1,252,000) $(5,979,000) $(4,832,000)
  Adjustments to reconcile net loss to
   net cash used in operating
   activities:
    Depreciation and amortization.......    1,049,000    1,214,000      844,000
    Loss on disposal of equipment.......          --         7,000          --
    Deferred income taxes...............          --           --         3,000
    Changes in current assets and
     liabilities:
      Accounts receivable...............      991,000      (13,000)     512,000
      Inventories.......................      205,000       83,000     (404,000)
      Prepaid expenses..................       52,000      260,000     (307,000)
      Net assets (liabilities) of
       discontinued operations..........   (1,424,000)         --     3,656,000
      Accounts payable..................       82,000     (203,000)    (339,000)
      Due to related party..............     (546,000)     546,000          --
      Accrued expenses..................       82,000     (256,000)    (373,000)
                                          -----------  -----------  -----------
        Net cash used in operating
         activities.....................     (761,000)  (4,341,000)  (1,240,000)
                                          -----------  -----------  -----------
Cash Flows from Investing Activities:
  Purchases of property and equipment...     (407,000)    (588,000)    (861,000)
  Increase in other assets..............      (50,000)     (70,000)    (212,000)
                                          -----------  -----------  -----------
        Net cash used in investing
         activities.....................     (457,000)    (658,000)  (1,073,000)
                                          -----------  -----------  -----------
Cash Flows from Financing Activities:
  Contribution from Parent..............          --     8,827,000          --
  Proceeds from stock plans.............       74,000       62,000          --
  Net borrowings from bank..............          --           --       (39,000)
  Impact of income taxes................          --           --       658,000
  Decrease in investment by Parent......          --           --     1,894,000
                                                                -
                                          -----------  -----------  -----------
        Net cash provided by financing
         activities.....................       74,000    8,889,000    2,513,000
Exchange Rate Effects...................        2,000       31,000     (199,000)
                                          -----------  -----------  -----------
Net increase (decrease) in cash and cash
 equivalents............................   (1,142,000)   3,921,000        1,000
Cash and cash equivalents, beginning of
 period.................................    3,922,000        1,000          --

                                          -----------  -----------  -----------
Cash and cash equivalents, end of
 period.................................  $ 2,780,000  $ 3,922,000  $     1,000
                                          ===========  ===========  ===========
Supplemental Disclosure of Cash Flow
 Information:
  Cash paid for income taxes............  $       --   $       --   $       --
                                          ===========  ===========  ===========
  Cash paid for interest................  $       --   $       --   $       --
                                          ===========  ===========  ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                    DATA TRANSLATION, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Background and Basis of Presentation

 (a) Background

   Data Translation, Inc., f/k/a Data Translation II, Inc., (the "Company") was incorporated in September 1996 as a wholly-owned subsidiary of Media 100 Inc., f/k/a Data Translation, Inc., ("Parent"). On November 29, 1996, Parent contributed to the Company substantially all of the assets and liabilities of Parent's data acquisition and imaging, commercial products and networking distribution groups (the "Contributed Businesses"). On November 11, 1996, Parent sold a substantial portion of the assets of the networking distribution business, and the Company completed the winding-up of the remainder of such business during 1998. On December 2, 1996 (the "Distribution Date"), Parent distributed to its stockholders in the form of a dividend all of the outstanding shares of capital stock of the Company (the "Distribution"). The Company continues to operate the data acquisition and imaging and commercial products groups.

   Based on the law in effect at the time and certain facts beyond the control of the Company and Parent assumed to be true at the time of the Distribution, Parent believes that the Distribution may have qualified as a tax-free distribution under Section 355 of the Internal Revenue Code (the "Code"). However, there is a significant risk that the Distribution may not have qualified as a tax-free distribution. Parent did not request and does not intend to request a letter ruling from the Internal Revenue Service (the "IRS") nor did Parent receive an opinion of counsel on the tax treatment of the Distribution. Further, the tax treatment of the Distribution is not entirely clear. The Distribution may not have satisfied the IRS' published guidelines for issuing advance letter rulings on the tax-free treatment of spin-off transactions. The Distribution was not conditioned on either the receipt of a letter ruling from the IRS or an opinion of counsel that the Distribution qualified as a tax-free distribution. If the Distribution were to fail to qualify for such tax-free treatment, the Distribution may be taxable to Parent and would be taxable to its stockholders receiving Common Stock of the Company pursuant thereto.

   The Company designs, develops and manufactures high performance data acquisition and imaging products for use with personal computers. The Company's principal products are digital signal processing boards and software which receive analog signals, convert them to digital form and process the digital data.

 (b) Basis of Presentation

   For fiscal year ended November 30, 1996, the consolidated financial statements reflect the results of operations, changes in stockholders' investment and cash flows of the businesses that were transferred to the Company from Parent in the Distribution as if the Company were a separate entity prior to the Distribution Date. These consolidated financial statements have been prepared using the historical basis in assets and liabilities and historical results of operations related to the Contributed Businesses. Changes in stockholders' investment represent Parent's contribution of its net investment after giving effect to the net loss of the Company plus net cash transfers to or from Parent. The Company began accumulating its retained earnings on the date of the Distribution. The consolidated financial statements for all periods subsequent to the Distribution Date reflect the results of operations, changes in stockholders' investment and cash flows of the autonomous company.

   Additionally, the consolidated financial statements for periods presented prior to the Distribution Date include allocations of certain Parent corporate assets, liabilities and expenses relating to the Contributed Businesses that were transferred to the Company from Parent. Management believes these allocations are reasonable. All material intercompany transactions and balances between the Contributed Businesses have been eliminated.

   General corporate overhead related to corporate headquarters and common support divisions were allocated by the Company based on a number of factors including, for example, personnel, space, time and effort, and sales volume. Management believes these allocations are reasonable. However, the costs of these services charged to the Company are not necessarily indicative of the costs that would have been incurred if the Company

                    DATA TRANSLATION, INC. AND SUBSIDIARIES
had performed these functions as a stand-alone entity. Subsequent to the Distribution and through November 1997, the Company allocated costs associated with certain shared services to Parent as disclosed in the Corporate Services and Use and Occupancy Agreements (see Note 7(a)). Additionally, income taxes were calculated on a separate tax return basis (see Notes 2(i) and 8).

   The financial information included herein may not necessarily reflect what the consolidated results of operations, financial position, changes in stockholder's investment and cash flows of the Company would have been had it been a separate, stand-alone entity during the periods presented prior to the fiscal year ended November 30, 1997.

2. Summary of Significant Accounting Policies

 (a) Principles of Consolidation

   The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

 (b) Cash and Cash Equivalents

   Cash equivalents are carried at cost, which approximates market value, and have original maturities of less than three months. Cash equivalents include money market accounts, U.S. Treasury bills and repurchase agreements with overnight maturities.

 (c) Inventories

   Inventories are stated at the lower of first-in, first-out ("FIFO") cost or market and consist of the following:

                                                               November 30,
                                                           ---------------------
                                                              1998       1997
                                                           ---------- ----------
      Raw materials....................................... $  817,000 $  830,000
      Work-in-process.....................................     54,000     10,000
      Finished goods......................................    331,000    567,000
                                                           ---------- ----------
                                                           $1,202,000 $1,407,000
                                                           ========== ==========

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

 (d) Depreciation and Amortization

   The Company provides for depreciation and amortization, using the straight-line method, by charges to operations in amounts that allocate the cost of the equipment and leasehold improvements over the following estimated useful lives:

                               Description                          Useful Lives
                               -----------                          ------------
      Machinery and equipment...................................... 3 to 7 years
      Furniture and fixtures.......................................   7 years
      Vehicles.....................................................   3 years

   Leasehold improvements are amortized over the shorter of their economic life or the life of the lease.

                    DATA TRANSLATION, INC. AND SUBSIDIARIES

 (e) Property and Equipment

   Property and equipment are stated at cost, less accumulated depreciation and amortization, and consist of the following:

                                                            November 30,
                                                       -----------------------
                                                          1998        1997
                                                       ----------- -----------
      Machinery and equipment......................... $14,930,000 $14,840,000
      Furniture and fixtures..........................   2,136,000   2,136,000
      Vehicles........................................     103,000     103,000
      Leasehold improvements..........................   2,497,000   2,177,000
                                                       ----------- -----------
                                                        19,666,000  19,256,000
      Less--Accumulated depreciation and
       amortization...................................  18,338,000  17,405,000
                                                       ----------- -----------
                                                       $ 1,328,000 $ 1,851,000
                                                       =========== ===========

 (f) Foreign Currency

   The Company translates the assets and liabilities of its foreign subsidiaries at the rates of exchange in effect at year-end. Revenues and expenses are translated using exchange rates in effect during the year. Gains and losses from foreign currency translation are credited or charged to "Cumulative translation adjustment" included in stockholders' investment in the accompanying consolidated balance sheets. Foreign currency transaction gains and losses are included in "Other expense" in the accompanying consolidated statements of operations. Foreign currency transaction gains and losses were not significant for the years ended November 30, 1998, 1997 or 1996.

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

                    DATA TRANSLATION, INC. AND SUBSIDIARIES

 (h) Research and Development Costs

   The Company charges research and development costs to operations as incurred. However, in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, the Company capitalizes certain computer software development costs upon establishing technological feasibility. Capitalized costs, net of accumulated amortization, were approximately $121,000 and $191,000 as of November 30, 1998 and 1997, respectively, and are included in other assets. These costs are amortized on a straight-line basis over the lesser of two years or the economic life of the product. Amortization expense, included in cost of sales in the accompanying consolidated statements of operations, was $120,000, $135,000 and $85,000 in 1998, 1997 and 1996, respectively.

 (i) Income Taxes

   The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, whereby a deferred tax asset or liability is recognized for the expected future tax consequences of temporary differences between the financial statement and the tax bases of the assets and liabilities.

   For all periods prior to the Distribution Date, the Company's results of operations have been included in the consolidated income tax returns filed by Parent. Accordingly, the benefit for income taxes in the Company's consolidated financial statements for fiscal 1996 has been calculated on separate tax return basis.

 (j) Concentration of Credit Risk

   SFAS No. 105, Disclosure of Information About Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk, requires disclosure of any significant off-balance sheet and credit risk concentrations. The Company has no significant off-balance sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements. Financial instruments that subject the Company to credit risk consist primarily of trade accounts receivable. As of November 30, 1998 no customers accounted for greater than 10% of accounts receivable.

 (k) Disclosure About Fair Value of Financial Instruments

   SFAS No. 107, Disclosure About Fair Market Value of Financial Instruments, requires disclosure of estimated fair values for certain financial instruments. The Company's financial instruments include accounts receivable and accounts payable. The carrying amounts of these financial instruments approximate their fair value.

 (l) Stock-Based Compensation

   The Company accounts for its stock-based compensation under Accounting Principle Board Opinion No. 25, Accounting for Stock Issued to Employees. In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, Accounting for Stock-Based Compensation, which is effective for fiscal years beginning after December 15, 1995. SFAS No. 123 establishes a fair-value-based method of accounting for stock-based compensation plans. The Company has adopted the disclosure-only alternative under SFAS No. 123, which requires the disclosure of the pro forma effects on earnings and earnings per share as if the accounting prescribed by SFAS No. 123 had been adopted, as well as certain other information. (See Note 5).

                    DATA TRANSLATION, INC. AND SUBSIDIARIES

 (m) New Accounting Standards

   In June 1997 the FASB issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997.

   In July 1997 the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Unless impracticable, companies would be required to disclose similar prior period information upon adoption. Accordingly, the Company will adopt this standard for its fiscal year ending November 30, 1999.

   In March 1998 the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 requires computer software costs associated with internal use software to be charged to operations as incurred until certain capitalization criteria are met. SOP 98-1 is effective beginning January 1, 1999. The Company does not expect adoption of this statement to have a material effect on its consolidated financial position or results of operations.

   In June 1998 the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 is effective for fiscal years beginning after December 15, 1999. The Company does not expect adoption of this statement to have a material impact on its consolidated financial position or results of operations.

 (n) Use of Estimates

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

3. Discontinued Operations

   On July 30, 1996, Parent announced its strategic decision to discontinue the operations comprising its networking business. The networking operations were historically operated by TFS Wokingham, Limited, f/k/a Data Translation Networking Limited ("Networking") which distributed, integrated and supported enterprise-wide networking products manufactured by third party suppliers in the United Kingdom. On November 11, 1996, the Parent sold certain assets of the networking distribution business, primarily inventories, equipment and its ongoing business, for approximately $1.3 million. In fiscal 1996, Parent recognized a gain of approximately $340,000 on this transaction. During 1998, the Company completed winding-up the remainder of such business.

   The Company estimated a loss on the disposal of the remaining business assets and extinguishment of liabilities of approximately $1,561,000 before applicable income taxes, in fiscal 1996.

   Sales from Networking were approximately $16,522,000 for the year ended November 30, 1996.

                    DATA TRANSLATION, INC. AND SUBSIDIARIES

   The components of net liabilities of discontinued operations included in the accompanying consolidated balance sheets at November 30, 1998 and 1997 follow:

                                                              November 30,
                                                           -------------------
                                                            1998      1997
                                                           ------- -----------
      Accounts receivable, net............................ $   --  $   123,000
      Borrowings from a bank..............................     --     (963,000)
      Accrued expenses....................................     --     (584,000)
                                                           ------- -----------
                                                           $   --  $(1,424,000)
                                                           ======= ===========

4. Net Loss Per Common Share

   Prior to the Distribution, the Company had 100 shares of Common Stock outstanding, all of which were owned by Parent. Effective with the Distribution discussed in Note 1(a), the stockholders of Parent received one share of the common stock of the Company for each four shares of common stock held of Parent.

   In March 1997, the FASB issued SFAS No. 128, Earnings Per Share. SFAS No. 128 established standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. The Company has applied SFAS No. 128 beginning in the year ended November 30, 1998. Earnings per share information for the years ended November 30, 1996 and 1997 has been restated to reflect the adoption of SFAS No. 128.

   Basic and diluted net loss per common share was computed by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted weighted average shares outstanding for all periods presented exclude the potential common shares from stock options, because to include such shares would have been antidilutive. As of November 30, 1998, 1997 and 1996, 394,730, 375,254, and 358,180 potential common shares were outstanding, respectively.

5. Stockholders' Investment

 (a) Stock Option Plans

 Parent Stock Option Plans

   Prior to the Distribution, key employees of the Company were eligible to receive stock options under the Parent's 1992 Key Employee Incentive Plan and its 1982 Key Employee Incentive Plan (the "Parent Plans"). Information with respect to Parent Options held only by Transferred Employees, as defined below, without adjustment for Replacement Options for the year ended November 30, 1996 follows:

                                           Number of Option Price    Weighted
                                            Options      Range     Average Price
                                           --------- ------------- -------------
Outstanding at November 30, 1995..........  292,840  $1.38 - 16.88    $ 8.66
  Granted.................................  131,500   8.13 - 16.25     16.16
  Exercised...............................  (65,960)  1.38 - 11.00      3.39
  Expired/canceled........................     (200)          1.50      1.50
                                            -------  -------------    ------
Outstanding at November 30, 1996..........  358,180  $1.81 - 16.88    $12.39
                                            =======  =============    ======

                    DATA TRANSLATION, INC. AND SUBSIDIARIES

 Replacement Stock Option Plan

   Effective December 2, 1996, the Company's Board of Directors adopted the Company's Replacement Stock Option Plan (the "Replacement Plan"). The Replacement Plan provided for the issuance of options to purchase shares of the Company's common stock (the "Replacement Options") to holders of options to purchase shares of Parent Stock that were granted under Parent Plans and which were outstanding on the Distribution Date (the "Parent Options") as part of an adjustment to the Parent Options. The Company has authorized the issuance of up to 275,000 shares of the Company's common stock under the Replacement Plan, of which options for 264,794 shares of common stock were granted as of November 30, 1998. No additional options may be granted under the Replacement Plan.

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

 1996 Plan

   Effective with the Distribution, the Company adopted the 1996 Stock Option Plan (the "1996 Plan") for its key employees, directors, and others, which permits the grant of stock options as approved by the Company's Board of Directors. Under the 1996 Plan, 500,000 shares of common stock have been reserved for issuance. Options granted pursuant to the 1996 Plan may, at the discretion of the Board, be incentive stock options as defined by the Internal Revenue Code. Subject to the provisions of the 1996 Plan, options granted are at a price as specified by the Board. The Board will determine when the options will vest and expire, but in no event will the option period exceed ten years. As of November 30, 1998, 346,604 shares of common stock were available for future issuance under the 1996 Plan.

   The stock option activity under the Replacement Plan and the 1996 Plan for the two years ended November 30, 1998 follows:

                                              Number of  Exercise Price Weighted
                                               Options       Range      Average
                                              ---------  -------------- --------
Outstanding, November 30, 1996...............      --    $         --    $ --
  Granted under the Replacement Plan.........  264,794   $0.52 - $5.08   $3.08
  Granted under the 1996 Plan................  167,125   $3.00 - $4.00   $3.26
  Exercised..................................  (13,035)  $0.52 - $3.15   $1.63
  Expired/canceled...........................  (43,035)  $0.52 - $5.08   $3.09
                                              --------   -------------   -----
Outstanding, November 30, 1997...............  375,254   $0.52 - $5.08   $3.21
  Granted under the 1996 Plan................  137,200   $1.31 - $2.41   $2.11
  Exercised..................................   (9,830)  $0.81 - $3.00   $0.82
  Expired/canceled........................... (107,894)  $0.52 - $5.08   $2.69
                                              --------   -------------   -----
Outstanding, November 30, 1998...............  394,730   $0.61 - $5.08   $3.03
                                              ========   =============   =====
Exercisable, November 30, 1998...............   76,263   $1.29 - $4.65   $3.32
                                              ========   =============   =====

                    DATA TRANSLATION, INC. AND SUBSIDIARIES

 (b) Employee Stock Purchase Plan

   Effective with the Distribution, the Company established an Employee Stock Purchase Plan (the "ESPP") which permits the eligible employees of the Company and its subsidiaries to purchase shares of the Company's common stock, at 85% of the lower of the Company's closing market price on the first day or last day of the applicable six-month period. Employees may participate in the ESPP through regular monthly payroll deductions of up to 10% of their pre-tax gross salary. Subject to adjustment for stock splits, stock dividends and similar events, a maximum of 150,000 shares of common stock may be issued under the ESPP. Through November 30, 1998, 52,034 shares of common stock have been purchased under the ESPP.

 (c) Stock-Based Compensation

   The Company has computed the pro forma disclosure required under SFAS No. 123 for all stock compensation plan grants during the years ended November 30, 1998, 1997 and 1996 using the Black-Scholes option pricing model prescribed by SFAS No. 123. Furthermore, the pro forma compensation amount for stock grants in fiscal 1996 has been determined based on an allocation of the total pro forma computation computed by Parent with respect to grants under the Parent Plans, as described above. The allocation was determined based on a weighted average compensation amount per option granted to Transferred Employees. The assumptions used in 1998, 1997 and 1996 are as follows: dividend yield of 0% for all years; expected volatility of 95.0%, 91.5% and 77.3%, risk-free interest rates of 5.52% - 5.86%, 6.33% - 6.76%, and 6.30% - 6.60%; and
expected lives of 6, 4 and 6 years, respectively. The weighted average grant date fair value of options granted during 1998, 1997 and 1996 was $1.87, $2.07 and $10.62, respectively. The weighted average remaining contractual life of outstanding options at November 30, 1998 was 4.8 years.

   Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net loss and net loss per share would have been increased to the following pro forma amounts for the years ended November 30, 1998, 1997 and 1996, as follows:

                                           1998         1997         1996
                                        -----------  -----------  -----------
Net loss, as reported.................. $(1,252,000) $(5,979,000) $(4,832,000)
Pro forma net loss, as adjusted........  (1,411,000)  (6,083,000)  (4,868,000)
Basic and diluted net loss per common
 and
 potential common shares outstanding:
  As reported.......................... $     (0.60) $     (2.94) $     (2.42)
  Pro forma............................       (0.68)       (2.99)       (2.43)

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

6. Retirement Plan

   The majority of the Company's employees were eligible to participate in Parent's employee savings plan (the "Savings Plan") in compliance with Section 401(k) of the Internal Revenue Code. Following the Distribution, the Company established a plan similar to the Savings Plan. The Savings Plan provides for annual Company contributions of up to 15% of the first 6% of total salary per participant. These contributions vest immediately. Contributions to the Savings Plan charged to operations with respect to Company's employees were $56,000, $61,000 and $43,000 in 1998, 1997 and 1996, respectively.

                    DATA TRANSLATION, INC. AND SUBSIDIARIES

   The Company does not provide postretirement benefits to any employees as defined under SFAS No. 106, Employer's Accounting for Postretirement Benefits Other Than Pensions.

7. Commitments and Contingencies

 (a) Intercompany Agreements

 (i) Distribution Agreement

   The Distribution Agreement provided for indemnification of Parent by the Company in a manner designed to place financial responsibility with the Company for specified liabilities arising out of the Contributed Businesses, including such liabilities prior to the Distribution. Parent has indemnified the Company for liabilities arising out of the Media 100 business both prior to and after the Distribution.

   The Distribution Agreement also provided for a tax sharing arrangement between the Company and Parent. Parent is solely responsible for any tax liabilities relating to periods prior to the Distribution Date, and is entitled to any tax refunds relating to such periods. After the date of the Distribution, each of the Company and Parent are responsible for tax liabilities relating to their respective operations.

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

   Prior to the corporate services agreement, related expenses were allocated based on estimated time spent relating directly to the Company's activities. Management believes these allocations are reasonable. Allocated expenses totaled $3,541,000 in fiscal year 1996.

 (b) Contingencies

   From time to time, the Company is involved in disputes and/or litigation encountered in its normal course of business. The Company does not believe that the ultimate impact of the resolution of such matters will have a material adverse effect on the Company's financial condition or results of operations.

 (c) Lease Commitments

   The Company has operating lease agreements expiring December 1, 2009 for a building and property owned by a related party trust. The agreements provide for aggregate minimum annual rental payments plus other expenses of the lessor on a net basis. Total rental expense charged to operations on these leases included in the accompanying consolidated statements of operations, net of sub-lease and rent allocations, was approximately $335,000, $359,000 and $546,000 for each of the years ended November 30, 1998, 1997 and 1996, respectively.

                    DATA TRANSLATION, INC. AND SUBSIDIARIES

   In addition, the Company leases sales facilities and equipment under leases expiring through 2001. Rent expense, net of sub-lease and rent allocations to Parent, under these agreements totaled $146,000, $193,000 and $360,000 in the years ended November 30, 1998, 1997 and 1996, respectively. Future minimum lease payments, net of estimated sub-lease payments to be received, under all operating leases are as follows:

      Fiscal Years Ended November 30,                                  Amount
      -------------------------------                                ----------
      1999.......................................................... $  457,000
      2000..........................................................    416,000
      2001..........................................................    374,000
      2002..........................................................    577,000
      2003..........................................................  1,056,000
      Thereafter....................................................  6,578,000
                                                                     ----------
        Total minimum lease payments................................ $9,458,000
                                                                     ==========

8. Income Taxes

   For fiscal 1996 the income tax benefit in the accompanying consolidated statements of operations has been calculated on a separate tax return basis. Prior to the Distribution discussed in Note 1(a), the Company filed its tax return as part of a consolidated group with Parent. The consolidated group did not have any net tax requirements during any of those periods due to the utilization of net operating losses of its other entities. Thus, the offsetting charge for the income tax provision has been included as an element of the "Investment by Parent" in the accompanying consolidated statements of stockholders' investment. The financial information included herein may not necessarily reflect what the consolidated results of operations of the Company would have been had it been a separate, stand-alone entity during the periods presented.

   The approximate tax effect of each type of temporary difference is summarized as follows:

                                                            November 30,
                                                        ----------------------
                                                           1998        1997
                                                        ----------  ----------
      Net operating loss............................... $2,108,000  $1,732,000
      Depreciation.....................................    348,000     519,000
      Nondeductible reserves and accruals..............    700,000     694,000
      Capitalized software development costs...........    (56,000)    (77,000)
                                                        ----------  ----------
                                                         3,100,000   2,868,000
      Less--Valuation Allowance........................  3,103,000   2,871,000
                                                        ----------  ----------
                                                        $  (3,000)  $   (3,000)
                                                        ==========  ==========

   Due to the uncertainty surrounding the timing of realizing the benefits of its favorable tax attributes in future income tax returns, the Company has placed a valuation allowance against its otherwise recognizable deferred tax assets.

                    DATA TRANSLATION, INC. AND SUBSIDIARIES

   The income tax benefits shown in the accompanying consolidated statements of operations comprise the following:

                                                             November 30,
                                                         ---------------------
                                                         1998  1997    1996
                                                         ----- ----- ---------
Federal:
  Current............................................... $ --  $ --  $(814,000)
  Deferred..............................................   --    --    135,000
State:
  Current...............................................   --    --    (39,000)
  Deferred..............................................   --    --     39,000
Foreign--Current (benefit)..............................   --    --     21,000
                                                         ----- ----- ---------
                                                         $ --  $ --  $(658,000)
                                                         ===== ===== =========

9. Geographic Information

   Operations in various geographic areas for the three years ended November 30, 1998 are summarized as follows:

                                United
                                States       Europe   Eliminations  Consolidated
                             ------------  ---------- ------------  ------------
Fiscal 1996
Sales to unaffiliated
 customers(1)..............  $ 17,480,000  $3,721,000 $        --   $ 21,201,000
Sales or transfers between
 geographic areas..........     1,870,000         --   (1,870,000)           --
                             ------------  ---------- -----------   ------------
Total net sales............  $ 19,350,000  $3,721,000 $(1,870,000)  $ 21,201,000
                             ============  ========== ===========   ============
Income (loss) from
 continuing operations
 before provision for
 income taxes..............  $ (2,037,000) $   50,000 $    52,000   $ (1,935,000)
                             ============  ========== ===========   ============
Identifiable assets from
 continuing operations(2)..  $  7,909,000  $  881,000 $(1,256,000)  $  7,534,000
                             ============  ========== ===========   ============
Fiscal 1997
Sales to unaffiliated
 customers(1)..............  $ 17,133,000  $3,319,000 $       --    $ 20,452,000
Sales or transfers between
 geographic areas..........     1,616,000         --   (1,616,000)           --
                             ------------  ---------- -----------   ------------
Total net sales............  $ 18,749,000  $3,319,000 $(1,616,000)  $ 20,452,000
                             ============  ========== ===========   ============
Income (loss) from
 continuing operations
 before provision for
 income taxes..............  $ (5,913,000) $    8,000 $   (74,000)  $ (5,979,000)
                             ============  ========== ===========   ============
Identifiable assets from
 continuing operations(2)..  $ 10,414,000  $1,778,000 $(1,633,000)  $ 10,559,000
                             ============  ========== ===========   ============
Fiscal 1998
Sales to unaffiliated
 customers(1)..............  $ 13,054,000  $3,727,000 $       --    $ 16,781,000
Sales or transfers between
 geographic areas..........     1,755,000         --   (1,755,000)           --
                             ------------  ---------- -----------   ------------
Total net sales............  $ 14,809,000  $3,727,000 $(1,755,000)  $ 16,781,000
                             ============  ========== ===========   ============
Income (loss) from
 continuing operations
 before provision for
 income taxes..............  $ (1,229,000) $   44,000 $   (67,000)  $ (1,252,000)
                             ============  ========== ===========   ============
Identifiable assets from
 continuing
 operations(2).............  $  9,409,000  $1,247,000 $(3,080,000)  $  7,576,000
                             ============  ========== ===========   ============

--------
(1) Foreign sales from the United States to unaffiliated customers for the years ended November 30, 1998, 1997 and 1996 were approximately $2,655,000, $3,622,000 and $3,536,000, respectively.
(2) Excludes net liabilities of discontinued operations of $0 as of November 30, 1998 and $1,424,000 as of November 30, 1997 and 1996.

                    DATA TRANSLATION, INC. AND SUBSIDIARIES

10. Accrued Expenses

   Accrued expenses consist of the following:

                                                              November 30,
                                                          ---------------------
                                                             1998       1997
                                                          ---------- ----------
      Payroll and related taxes.......................... $  361,000 $  461,000
      Fringe benefits....................................    150,000     73,000
      Marketing..........................................    109,000    100,000
      Other..............................................  1,145,000  1,049,000
                                                          ---------- ----------
                                                          $1,765,000 $1,683,000
                                                          ========== ==========

11. Valuation and Qualifying Accounts

   The following table sets forth activity in the Company's accounts receivable reserve account:

                                         Beginning Cost and             End of
               Balance At                 of Year  Expense  Deductions  Period
               ----------                --------- -------- ---------- --------
For the Year Ended November 30, 1996.... $156,000  $  5,000  $29,000   $132,000
For the Year Ended November 30, 1997.... $132,000  $302,000  $45,000   $389,000
For the Year Ended November 30, 1998.... $389,000  $ 60,000  $52,000   $397,000

12. Selected Quarterly Information (Unaudited)

                                        For the Fiscal Quarters Ended:
                                 ---------------------------------------------
                                 February 28, May 31,  August 31, November 30,
                                     1998      1998       1998        1998
                                 ------------ -------  ---------- ------------
Net sales.......................    $4,556    $4,435     $3,919      $3,871
Gross profit....................     2,326     2,422      1,929       2,034
Loss from operations............      (299)     (233)      (797)        (26)
Net income (loss)...............      (274)     (225)      (763)         10
Basic and diluted net income
 (loss) per share...............    $(0.13)   $(0.11)    $(0.36)     $ 0.00
                                        For the Fiscal Quarters Ended:
                                 ---------------------------------------------
                                 February 28, May 31,  August 31, November 30,
                                     1997      1997       1997        1997
                                 ------------ -------  ---------- ------------
Net sales.......................    $5,056    $6,163     $5,068      $4,165
Gross profit....................     2,610     3,183      2,678       2,049
Loss from operations............    (1,718)   (1,797)      (949)     (1,731)
Net loss........................    (1,659)   (1,733)      (942)     (1,645)
Basic and diluted net loss per
share...........................    $(0.82)   $(0.86)    $(0.46)     $(0.80)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

   Directors. The information appearing under the caption "Nomination and Election of Directors" in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on April 14, 1999 (the "Proxy Statement") is incorporated herein by reference.

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

                                    PART IV

Item 14. Financial Statements and Exhibits.

  (a)(1) Financial Statements. The Index to Consolidated Financial Statements appears at page F-1 of this Form 10-K.

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
          Distribution Agreement dated as of November 19, 1996 with Media 100
   10.1   Inc.(2)
   10.2   Intellectual Property Agreement dated as of December 2, 1996 with
          Media 100 Inc.(3)
   10.3   Corporate Services Agreement dated as of December 2, 1996 with Media
          100 Inc.(4)
   10.4   Use and Occupancy Agreement dated as of December 2, 1996 with Media
          100 Inc.(5)
   10.5   Lease dated December 1, 1979, as amended, for Locke Drive with Nason
          Hill Trust(1)
   10.6   1996 Stock Option Plan(6)
   10.7   Employee Stock Purchase Plan(7)
   10.8   Replacement Stock Option Plan(8)
   10.9*  Software Bundling Master License Agreement(1)
   10.10* Distribution Agreement dated June 26, 1996 by and between Data
          Translation, Inc. and DS Datenverarbeitung und Sensortechnik GmbH(1)
   21     List of Subsidiaries of the Registrant
   23.1   Consent of Arthur Andersen LLP
   27     Financial Data Schedule

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

Date: February 26, 1999

   Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

             Signature                           Title                    Date
             ---------                           -----                    ----

    /s/ Alfred A. Molinari, Jr.      Chief Executive Officer and   February 26, 1999
____________________________________  Chairman
       Alfred A.Molinari, Jr.

        /s/ Ellen W. Harpin          Vice President and Director   February 26, 1999
____________________________________  (Principal Financial
          Ellen W. Harpin             Officer)

       /s/ Dr. David Cyganski        Director                      February 26, 1999
____________________________________
         Dr. David Cyganski

          /s/ D'Anne Hurd            Director                      February 26, 1999
____________________________________
            D'Anne Hurd


                                 EXHIBIT INDEX

 Exhibit
 Number  Document Description
 ------- --------------------
 21      List of Subsidiaries of the Registrant
 23.1    Consent of Arthur Andersen LLP
 27      Financial Data