Form 10-Q
period 1999-02-28
DATA TRANSLATION INC /NEW/
filed 1999-04-15
CIK 1022693

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

          For The Quarterly Period Ended:  February 28, 1999
                                           -----------------

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

          For The Transition Period From ___ To ___

     Commission File Number: 0-21367
                             -------

                                  DATA TRANSLATION, INC.
         --------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                           04-3332230
 -------------------------------------------          -------------------------------------
(State or other jurisdiction of organization         (I.R.S. Employer Identification Number)
        or incorporation)

                                100 Locke Drive
                            Marlboro, Massachusetts
               ---------------------------------------------------
                    (Address of principal executive offices)

                                     01752
               ---------------------------------------------------
                                   (Zip code)

                                (508) 481-3700
               ---------------------------------------------------
               (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes    X                No
                               -----                 ________

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share                    2,109,961 shares
--------------------------------------            ------------------------------
               Class                               Outstanding at March 31,1999

                    DATA TRANSLATION, INC. AND SUBSIDIARIES

                                     INDEX
                                     -----

                                                                        Page No.
                                                                        --------
Part I - Financial Information:
  Consolidated Balance Sheets as of February 28, 1999 and
    November 30, 1998.................................................      3

  Consolidated Statements of Operations for the Three Months Ended
    February 28, 1999 and 1998........................................      4

  Consolidated Statements of Stockholders' Investment for the Fiscal
    Year Ended November 30, 1998 and for the Three Months
    Ended February 28, 1999...........................................      5

  Consolidated Statements of Cash Flows for the Three Months
    Ended February 28, 1999 and 1998..................................      6

  Notes to Consolidated Financial Statements..........................      7-8


  Management's Discussion and Analysis of
    Financial Condition and Results of Operations.....................      9-10

Part II - Other Information...........................................      11


Signatures............................................................      12

PART I - FINANCIAL INFORMATION


                    DATA TRANSLATION, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                         February 28,              November 30,
                                                                             1999                      1998
                                                                       ----------------         -----------------
Current Assets:
     Cash and cash equivalents                                         $      3,225,000         $       2,780,000
     Accounts receivable, net of reserves of
      $403,000 in 1999 and $397,000 in 1998                                   1,942,000                 1,763,000
     Inventories                                                              1,190,000                 1,202,000
     Prepaid expenses                                                           397,000                   378,000
                                                                       ----------------         -----------------
        Total current assets                                                  6,754,000                 6,123,000

Equipment and Leasehold Improvements, net                                     1,184,000                 1,328,000

Other Assets - net                                                               96,000                   125,000
                                                                       ----------------         -----------------

Total Assets                                                           $      8,034,000         $       7,576,000
                                                                       ================         =================


Current Liabilities:
     Accounts payable                                                  $        529,000         $         256,000
     Accrued expenses                                                         1,861,000                 1,765,000
                                                                       ----------------         -----------------
        Total current liabilities                                             2,390,000                 2,021,000

Deferred Income Taxes                                                             3,000                     3,000

Stockholders' Investment:
     Preferred Stock, $.01 par value,
      Authorized - 5,000,000 shares, none issued                                      -                         -
     Common Stock, $.01 par value,
      Authorized - 30,000,000 shares, issued -
      2,108,088 and 2,096,920 in 1999 and 1998,                                  21,000                    21,000
     respectively
     Additional paid-in capital                                              12,775,000                12,764,000
     Accumulated deficit                                                     (7,129,000)               (7,231,000)
     Cumulative translation adjustment                                          (26,000)                   (2,000)
                                                                       ----------------         -----------------

        Total stockholders' investment                                        5,641,000                 5,552,000
                                                                       ----------------         -----------------

Total Liabilities and Stockholders' Investment                         $      8,034,000         $       7,576,000
                                                                       ================         =================



  The accompanying notes are an integral part of these consolidated financial statements.

                    DATA TRANSLATION, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            Three Months Ended

                                                                     February 28,         February 28,
                                                                        1999                  1998
                                                                  ---------------       ---------------
Net sales                                                         $     3,857,000      $     4,556,000

Cost of sales                                                           1,671,000            2,230,000
                                                                  ---------------      ---------------

     Gross profit                                                       2,186,000            2,326,000

Research and development expenses                                         611,000              554,000
Selling and marketing expenses                                          1,002,000            1,570,000
General and administrative expenses                                       499,000              501,000
                                                                  ---------------      ---------------

     Loss from operations                                                  74,000             (299,000)

Interest income                                                            28,000               42,000
Other expense                                                                  --              (17,000)
                                                                  ---------------      ---------------

     Net income (loss)                                            $       102,000      $      (274,000)
                                                                  ===============      ===============

Basic and diluted net income (loss) per share                     $          0.05      $         (0.13)
                                                                  ===============      ===============

Basic weighted average number of shares outstanding                     2,104,000            2,067,000
                                                                  ===============      ===============


  The accompanying notes are an integral part of these consolidated financial statements.

                    DATA TRANSLATION, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT


                                                  Common Stock      Additional                  Cumulative       Total
                                              ---------------------
                                   Investment   Number    $.01 Par    Paid-In    Accumulated   Translation   Stockholders'
                                   by Parent   of Shares   Value      Capital      Deficit      Adjustment    Investment
                                  ------------------------------------------------------------------------------------------
Balance, November 30, 1997        $    --      2,048,765  $ 20,000  $ 12,691,000  $(5,979,000)     $ (3,000)    $ 6,729,000

   Proceeds from stock plans           --         48,155     1,000        73,000           --            --          74,000

   Translation adjustment              --             --        --            --           --         1,000           1,000

   Net loss                            --             --        --            --   (1,252,000)           --      (1,252,000)
                                 ------------------------------------------------------------------------------------------
Balance, November 30, 1998        $    --      2,096,920  $ 21,000  $ 12,764,000  $(7,231,000)     $ (2,000)    $ 5,552,000

   Proceeds from stock plans           --         11,168        --        11,000           --            --          11,000

   Translation adjustment              --             --        --            --           --       (24,000)        (24,000)

   Net income                          --             --        --            --      102,000            --         102,000

                                 ------------------------------------------------------------------------------------------
Balance, February 28, 1999        $    --      2,108,088  $ 21,000  $ 12,775,000  $(7,129,000)     $(26,000)    $ 5,641,000
                                 ==========================================================================================


  The accompanying notes are an integral part of these consolidated financial statements.

                    DATA TRANSLATION, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               Three Months Ended

                                                                                       February 28,         February 28,
                                                                                           1999                 1998
                                                                                   -----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                $         102,000    $        (274,000)
  Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating activities-
                    Depreciation and amortization                                            171,000              297,000
                    Changes in assets and liabilities-
                     Accounts receivable                                                    (179,000)            (126,000)
                     Inventories                                                              12,000              107,000
                     Prepaid expenses                                                        (19,000)            (168,000)
                     Accounts payable                                                        273,000              130,000
                     Accrued expenses                                                         96,000              214,000
                     Due to related party                                                          -             (273,000)
                     Net liabilities of discontinued opertations                                   -             (797,000)
                                                                                   -----------------    -----------------

                    Net cash provided by (used in) operating activities            $         456,000    $        (890,000)
                                                                                   -----------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
                    Purchases of equipment and leasehold improvements                         (2,000)             (55,000)
                    Increase in other assets                                                   4,000              (20,000)
                                                                                   -----------------    -----------------

                    Net cash provided by (used in) investing activities            $           2,000    $         (75,000)
                                                                                   -----------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
                    Proceeds from stock plans                                      $          11,000    $          46,000
                                                                                   -----------------    -----------------

EXCHANGE RATE EFFECTS                                                                        (24,000)             (13,000)
                                                                                   -----------------    -----------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               $         445,000    $        (932,000)

CASH AND CASH EQUIVALENTS, beginning of period                                             2,780,000            3,922,000
                                                                                   -----------------    -----------------

CASH AND CASH EQUIVALENTS, end of period                                           $       3,225,000    $       2,990,000
                                                                                   =================    =================

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

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated condensed financial statements should be read in conjunction with the Company's latest audited consolidated financial statements and the notes thereto included in the Company's 1998 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 1, 1999.

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

2. Cash Equivalents

        Cash equivalents are carried at cost which approximates market value and have maturities of less than three months at the time of purchase. Cash equivalents include money market accounts, overnight time deposits, and U.S. Treasury bills.

3.  Inventories

        Inventories are stated at the lower of first-in, first-out (FIFO) cost or market and consist of the following:

                           February 28,   November 30,
                               1999           1998
                           ------------  --------------
        Raw material         $  929,000      $  817,000
        Work-in-process          99,000          54,000
        Finished goods          162,000         331,000
                             ----------      ----------
                             $1,190,000      $1,202,000
                             ==========      ==========

Work-in-process and finished goods inventories include material, labor and manufacturing overhead. Management performs periodic reviews of inventory and disposes of items not required by their manufacturing and marketing plan.

4.  Net Income (Loss) Per Common Share

        In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 - Earnings per Share. This standard is effective for fiscal periods ending after December 15, 1997 and requires presentation of both basic and diluted earnings per share on the face of the Consolidated Statements of Operations. These financial statements have been prepared and presented based on the new standard. Prior period amounts have been restated to conform to current year presentation. For the three months ended February 28, 1999 and 1998, 6,169 and 26,194 anti-dilutive weighted shares, respectively, have been excluded from the weighted average number of common and dilutive potential common shares outstanding.

                    DATA TRANSLATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  Capitalized Software Development Costs

        The Company capitalizes certain computer software development costs. Such costs, net of accumulated amortization, were approximately $96,000 and $121,000 as of February 28, 1999 and November 30, 1998, respectively, and are included in other assets. These costs are amortized on a straight-line basis over two years which approximates the life of the product. Amortization expense, included in cost of sales, was approximately $25,000 and $40,000 for the three months ended February 28, 1999 and 1998, respectively.


6.  Recently Introduced Accounting Practices

        The Company adopted SFAS 130, `Reporting Comprehensive Income", effective December 1, 1998. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. If presented on the statement of stockholders' investment for the three months ended February 28, 1999 and 1998 comprehensive income (loss) would be $78,000 and ($261,000), respectively.

        Additionally, the Company has adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 131 requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997.

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


Results of Operations

    The following table sets forth certain consolidated statement of operations data as a percentage of net sales.


                                                                               Three Months Ended
                                                                             February 28,  February 28,
                                                                               1999          1998
                                                                               ----          ----
    Net sales...............................................                  100.0%         100.0%
    Gross profit............................................                   56.7           51.1
    Research and development expenses.......................                   15.8           12.2
    Selling and marketing expenses..........................                   26.0           34.6
    General and administrative expenses.....................                   12.9           11.0
                                                                              -----         ------
    Income (loss) from operations...........................                    1.9           (6.6)
    Interest income (expense) and other, net................                    0.7            0.5
                                                                              -----         ------
    Net income (loss).......................................                    2.6%         (6.0)%
                                                                              =====         ======

Comparison of First Fiscal Quarter of 1999 to First Fiscal Quarter of 1998:

    Net sales for the fiscal quarter ended February 28, 1999 were $3,857,000, a decrease of 15.3% or $699,000 from the same period a year ago. The decrease in net sales was due primarily from lower orders for all products within all geographies. Sales from the Company's commercial products, Broadway(TM) decreased approximately 17.2% from the comparable quarter of the prior year. The Company's data acquisition and imaging products decreased approximately 14.9%, from the same period a year ago. Sales continue to be adversely impacted by various market conditions including, a continued shift in the data acquisition and imaging markets toward new, lower priced hardware and software solutions, competitive pricing pressures and the decline of the worldwide financial markets. In an effort to improve sales, the Company will begin distributing its new 1999 Product Handbook in May, launch new advertising campaigns and continue to introduce new products within the Company's data acquisition and imaging product lines.

    Gross margin for the fiscal quarter ended February 28, 1999 was 56.7%, compared to 51.1% in the comparable quarter of the prior year. The increase in gross margin was the result of improved internal cost efficiencies and a more favorable product mix.

    Income from operations for the first fiscal quarter of 1999 was $74,000, compared to a loss from operations of $299,000 in the comparable quarter of the prior year. Operating expenses for the first fiscal quarter of 1999 were $2,112,000 or 54.7% of net sales, a decrease of $513,000 compared to $2,625,000 or 57.8% of net sales in the prior year. Research and development expenses were $611,000 or 15.8% of net sales compared to $554,000 or 12.2% of net sales for the comparable period last year. This increase is the result of a continued effort to introduce new products in the data acquisition and imaging markets. Sales and marketing expenses were $1,002,000 or 26.0% of net sales compared to $1,570,000 or 34.6% of net sales in the prior year. The decrease is largely a result of reduced headcount and a consolidation of the Company's marketing programs. General and administrative expenses were $499,000 or 12.9% of net sales compared to $501,000 or 11.0% of net sales for the same period last year.

    Net income for the fiscal quarter ended February 28, 1999 was $102,000 or $0.05 per share, compared to a net loss of $274,000 or $0.13 per share for the same period in 1998.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

Liquidity and Capital Resources

    During the first quarter of fiscal 1999, net cash provided by operations was $452,000, which included net income of $102,000 and increases in accounts payable and accrued expenses. Given currently available funds, the Company believes that it will be able to meet its current operating requirements for the balance of this fiscal year. If the Company is unsuccessful in increasing revenues or its liquidity position continues to deteriorate, the Company will need to secure external financing in order to meet its ongoing operating expenses. Therefore, the Company is pursuing possible financing alternatives, but there can be no assurance whether the Company will be successful in obtaining any required financing.



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

                         Data Translation, Inc.



Date:   April 15, 1999   By:   /s/ Michael A. DiPoto
                              ---------------------------
                                 Michael A. DiPoto
                                Chief Financial Officer

                                    Exhibits

             Exhibits
             Number                     Description           Page
             -----------------------------------------------------
               27            Financial Data Schedule