Form 10-Q
period 1999-05-31
DATA TRANSLATION INC /NEW/
filed 1999-07-14
CIK 1022693

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q



     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934.

     For The Quarterly Period Ended:  May 31, 1999
                                      ------------

                                      or

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

     For The Transition Period From      To
                                    ----    ----

                        Commission File Number: 0-21367
                                                -------

                            DATA TRANSLATION, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                 Delaware                                     04-3332230
     ---------------------------------                        ----------
     (State or other jurisdiction                        (I.R.S. Employer
     of organization or incorporation)                   Identification Number)


                                100 Locke Drive
                            Marlboro, Massachusetts
                   ----------------------------------------
                   (Address of principal executive offices)

                                     01752
                             ---------------------
                                  (Zip code)

                                (508) 481-3700
                               ----------------
             (Registrant's telephone number, including area code)



     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


     Yes     X             No
         --------             -------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock,                           Outstanding at June 30, 1999
     $.01 Par Value                                  2,108,283 shares
                                                    ----------------

                    DATA TRANSLATION, INC. AND SUBSIDIARIES

                                     INDEX
                                     -----

                                                                      Page No.
                                                                      --------
Part I - Financial Information:
  Consolidated Balance Sheets as of May 31, 1999 and
    November 30, 1998...............................................      3

  Consolidated Statements of Operations for the Three and Six
    Months Ended May 31, 1999 and 1998..............................      4

    Consolidated Statements of Cash Flows for the Six Months
    Ended May 31, 1999 and 1998.....................................      5

  Notes to Consolidated Financial
   Statements.......................................................      6

  Management's Discussion and Analysis of
    Financial Condition and Results of Operations...................      8

Part II - Other Information.........................................     11

Signatures..........................................................     12

PART I.  FINANCIAL INFORMATION

                    DATA TRANSLATION, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                           May 31,                November 30,
                                                                                            1999                      1998
                                                                                            ----                      ----
Current Assets:
                           Cash and cash equivalents                                      $ 3,635,000               $ 2,780,000
                           Accounts receivable, net of reserves of
                           $370,000 in 1999 and $407,000 in 1998                            2,099,000                 1,763,000
                           Inventories                                                      1,168,000                 1,202,000
                           Prepaid expenses                                                   284,000                   378,000
                                                                                          -----------               -----------
                           Total current assets                                             7,186,000                 6,123,000

Equipment and Leasehold Improvements, net                                                   1,100,000                 1,328,000

Other Assets - net                                                                             76,000                   125,000
                                                                                          -----------               -----------
Total Assets                                                                              $ 8,362,000               $ 7,576,000
                                                                                          ===========               ===========
Current Liabilities:
                           Accounts payable                                               $   432,000               $   256,000
                           Accrued expenses                                                 2,176,000                 1,765,000
                                                                                          -----------               -----------
                           Total current liabilities                                        2,608,000                 2,021,000

Deferred Income Taxes                                                                           3,000                     3,000

Stockholders' Investment:
                           Preferred Stock, $.01 par value,
                           Authorized - 5,000,000 shares, none issued                              --                        --
                           Common Stock, $.01 par value,
                           Authorized - 30,000,000 shares, issued -
                           2,096,127 and 2,081,217 in 1999 and 1998,
                           respectively                                                        21,000                    21,000
                           Treasury Stock, common, at cost,
                           15,000 and 0 shares in 1999 and 1998,
                           respectively                                                       (42,000)                       --
                           Capital in excess of par value                                  12,780,000                12,764,000
                           Accumulated deficit                                             (6,973,000)               (7,231,000)
                           Cumulative translation adjustment                                  (35,000)                   (2,000)
                                                                                          -----------               -----------
                           Total stockholders' investment                                   5,751,000                 5,552,000
                                                                                          -----------               -----------
Total Liabilities and Stockholders' Investment                                            $ 8,362,000               $ 7,576,000
                                                                                          ===========               ===========

                The accompanying notes are an integral part of
                   these consolidated financial statements.

                    DATA TRANSLATION, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         Three Months Ended                  Six Months Ended
                                                      ------------------------           ------------------------
                                                         May 31,       May 31,              May 31,       May 31,
                                                          1999           1998                1999           1998
                                                          ----           ----                ----           ----
Net sales                                              $4,079,000    $4,435,000           $7,936,000    $8,991,000
Cost of sales                                           1,732,000     2,013,000            3,403,000     4,243,000
                                                       ----------    ----------           ----------    ----------
     Gross profit                                       2,347,000     2,422,000            4,533,000     4,748,000

Research and development expenses                         621,000       618,000            1,232,000     1,172,000
Selling and marketing expenses                          1,015,000     1,519,000            2,017,000     3,089,000
General and administrative expenses                       579,000       518,000            1,078,000     1,019,000
                                                       ----------    ----------           ----------    ----------
     Income (loss) from operations                        132,000      (233,000)             206,000      (532,000)

Interest income                                            24,000        39,000               52,000        81,000
Other expense, net                                             --       (31,000)                  --       (48,000)
                                                       ----------    ----------           ----------    ----------
     Net income (loss)                                 $  156,000    $ (225,000)          $  258,000    $ (499,000)
                                                       ==========    ==========           ==========    ==========

Basic and diluted income (loss) per share              $     0.07    $    (0.11)          $     0.12    $    (0.24)
                                                       ==========    ==========           ==========    ==========
Basic weighted average number
     of shares outstanding                              2,106,000     2,078,000            2,105,000     2,072,000
                                                       ==========    ==========           ==========    ==========
Diluted weighted average number
     of shares outstanding                              2,208,000     2,078,000            2,156,000     2,072,000
                                                       ==========    ==========           ==========    ==========

                The accompanying notes are an integral part of
                   these consolidated financial statements.

                    DATA TRANSLATION, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Six Months Ended
                                                                             -------------------------
                                                                               May 31,        May 31,
                                                                                1999           1998
                                                                                ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                         $  258,000     $ (499,000)
  Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operating activities-
                Depreciation and amortization                                  317,000        580,000
                Change in assets and liabilities-
                  Accounts receivable                                         (336,000)       240,000
                  Inventories                                                   34,000       (125,000)
                  Prepaid expenses                                              94,000       (163,000)
                  Accounts payable                                             176,000        198,000
                  Due to related party                                               0       (546,000)
                  Accrued expenses                                             410,000        398,000
                  Net liabilities of discontinued operations                         0       (942,000)
                                                                            ----------     ----------
                Net cash provided by (used in) operating activities         $  953,000     $ (859,000)
                                                                            ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
                Purchases of equipment and leasehold improvements              (24,000)      (100,000)
                Increase in other assets                                       (16,000)       (35,000)
                                                                            ----------     ----------
                Net cash used in investing activities                       $  (40,000)    $ (135,000)
                                                                            ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
                Treasury stock purchase                                        (42,000)            --
                Proceeds from stock plans                                       16,000         50,000
                                                                            ----------     ----------
                Net cash used in (provided by) financing activities         $  (26,000)    $   50,000
                                                                            ----------     ----------
EXCHANGE RATE EFFECTS                                                          (32,000)            --
                                                                            ----------     ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        $  855,000     $ (944,000)
CASH AND CASH EQUIVALENTS, beginning of period                               2,780,000      3,922,000
                                                                            ----------     ----------
CASH AND CASH EQUIVALENTS, end of period                                    $3,635,000     $2,978,000
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

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the latest audited financial statements of Data Translation, Inc. and its subsidiaries (the "Company"), which are contained in the Company's 1998 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 1, 1999.

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

3.  INVENTORIES

        Inventories are stated at the lower of first-in, first-out (FIFO) cost or market and consist of the following:

                        May 31,     November 30,
                         1999           1998
                         ----           ----
Raw material        $  840,000      $  817,000
Work-in-process         64,000          54,000
Finished goods         264,000         331,000
                    ----------      ----------
                    $1,168,000      $1,202,000
                    ==========      ==========

Work-in-process and finished goods inventories include material, labor and manufacturing overhead. Management performs periodic reviews of inventory and disposes of items not required by their manufacturing and marketing plan.

4. STOCK BUYBACK PLAN

On March 26, 1999, the Company announced that its Board of Directors had approved the purchase of up to $1,000,000 of its shares of common stock over the remainder of the year. Purchases will be made at prevailing prices as market conditions and cash availability permit. As of March 31, 1999, the Company had purchased 15,000 shares of its Common Stock for an aggregate purchase price of $42,000.

                    DATA TRANSLATION, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  NET INCOME (LOSS) PER COMMON SHARE

        In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 Earnings per Share. This standard is effective for fiscal periods ending after December 15, 1997 and requires presentation of both basic and diluted earnings per share on the face of the Consolidated Statements of Operations. These financial statements have been prepared and presented based on the new standard. Prior period amounts have been restated to conform to current year presentation. Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share for the three and six months ended May 31, 199 is the same as basic net income (loss) per share since the inclusion of the potential common stock equivalents would be antidilutive.

A reconciliation of basic and diluted weighted average shares outstanding for the three and six months ended May 31, 1999 is as follows:

                                        Three months             Six months
                                        ended May 31,           ended May 31,
                                            1999                    1999
                                            ----                    ----
Basic weighted average shares            2,106,000               2,105,000

Weighted average common
     equivalent shares                     102,000                  51,000
                                         ---------               ---------

Diluted weighted average
     shares outstanding                  2,208,000               2,156,000
                                         =========               =========

6.  CAPITALIZED SOFTWARE DEVELOPMENT COSTS


        The Company capitalizes certain computer software development costs. Such costs, net of accumulated amortization, were approximately $56,000 and $121,000 as of May 31, 1999 and November 30, 1998, respectively, and are included in other assets. These costs are amortized on a straight-line basis over two years, which approximates the life of the product. Amortization expense, included in cost of goods sold, was approximately $65,000 and $80,000 for the six months ended May 31, 1999 and 1998, respectively.

7.  RECENTLY INTRODUCED ACCOUNTING PRACTICES

        The Company adopted SFAS 130, "Reporting Comprehensive Income", effective December 1, 1998. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. If presented on the statement of stockholders' investment for the six months ended May 31, 1999 and May 31, 1998, comprehensive income (loss) would be $279,000 and ($502,000), respectively.

        Additionally, the Company will adopt SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" for the fiscal year ended November 30, 1999. SFAS No. 131 requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

  This Form 10-Q may contain "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, with respect to (i) the Company's anticipated liquidity position, (ii) market conditions and trends in the markets in which the Company participates, (iii) the Company's ability to meet its current operating requirements, (iv) the Company's expectations as to completion of installation and testing of its internal systems for Year 2000 compliance, (v) the Company's estimated costs of achieving Year 2000 readiness, (vi) the Company's belief that its internal systems will be Year 2000 compliant in a timely manner, (vii) the impact on the Company's business results of operations, and financial condition of contingencies over which the Company has no control, and (viii) certain other statements identified or qualified by words such as "likely", "will", "suggests", "may", "would", "could", "should", "expects", "anticipates", "estimates", "plans", "projects", "believes", "is optimistic about", or similar expressions (and variants of such words of expressions). Investors are cautioned that forward-looking statements are inherently uncertain. These forward-looking statements represent the best judgement of the Company as on the date of this Form 10-Q and the Company cautions readers not to place undue reliance on such statements. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties including, without limitation, risks associated with fluctuations in the Company's operating results, volume and timing of orders received, changes in the mix of products sold, competitive pricing pressure, the Company's ability to meet or renegotiate customer demands, the ability to anticipate changes in the market, the Company's ability to finance its operations on terms that are acceptable, the Company's ability to attract and retain qualified personnel including the Company's management, changes in the global economy, the dependence on certain key customers, the Company's ability to realize sufficient margins on sales of its products, the availability and timing of funding for the Company's current products and the development of future products.


RESULTS OF OPERATIONS

  The following table sets forth certain consolidated statement of operations data as a percentage of net sales.

                                                                      Three Months Ended           Six Months Ended
                                                                      ------------------         -------------------
                                                                           MAY  31,                    MAY  31,
                                                                      ------------------         -------------------
                                                                      1999          1998         1999           1998
                                                                      ----          ----         ----           ----

Net sales  ....................................................... .  100.0         100.0        100.0          100.0
Gross margin  .................................................... .   57.5          54.6         57.1           52.8
Research and development expenses  ............................... .   15.2          13.9         15.5           13.0
Selling and marketing expenses  .................................. .   24.9          34.3         25.4           34.4
General and administrative expenses  ............................. .   14.2          11.7         13.6           11.3
                                                                      -----         -----        -----          -----
Income (loss) from operations  ................................... .    3.2          (5.3)         2.6           (5.9)
Interest (expense) income and other, net  ........................ .    0.6           0.2          0.7            0.4
                                                                      -----         -----        -----          -----
Net income (loss)  ............................................... .    3.8%        (5.1)%         3.3%          (5.5)%
                                                                      =====         =====        =====          =====

COMPARISON OF SECOND FISCAL QUARTER OF 1999 TO SECOND FISCAL QUARTER OF 1998:

  Net sales for the fiscal quarter ended May 31, 1999 were $4,079,000, a decrease of $356,000, or 8.0%, from the same period a year ago. The decrease was attributable primarily to decreased sales of the Company's commercial product, Broadway/TM/, which decreased approximately 40.5% from the same period a year ago. Broadway/TM/ sales have been adversely impacted by a decrease in the size of the Company's salesforce and decreased marketing programs in addition to competitive pricing pressures.

  Gross margin for the fiscal quarter ended May 31, 1999 was 57.5%, compared to 54.6% in the comparable quarter of the prior year. The increase in gross margin from the period in the prior year was the result of lower manufacturing overhead expenses as well as a more favorable product mix.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

  Income from operations for the second fiscal quarter of 1999 was $132,000, compared to a loss from operations of $233,000 in the comparable quarter of the prior year. Operating expenses for the second quarter of fiscal 1999 were $2,215,000, representing 54.3% of sales, compared to $2,655,000, representing 59.9% of sales, in the prior year period. Research and development expenses for the second quarter of fiscal 1999 were $621,000, representing 15.2% of sales, compared to $618,000, representing 13.9% of sales, for the comparable period of the prior year. Sales and marketing expenses for the second quarter of fiscal 1999 were $1,015,000, representing 24.9% of sales, compared to $1,519,000, representing 34.3% of sales, in the prior year period. The decrease in sales and marketing expenses is primarily a result of a decrease in the size of the Company's sales force and a consolidation of the Company's marketing programs. General and administrative expenses were $579,000 for the second quarter of fiscal 1999, representing 14.2% of sales, compared to $518,000, representing 11.7% of sales, for the same period last year. The increase in general and administrative expenses is primarily the result of legal expenses incurred during the second quarter of fiscal 1999 as a result of the Company's adoption of a stock purchase rights plan.

  Net income for the fiscal quarter ended May 31, 1999 was $156,000, or $0.07 per diluted share, for the quarter ended May 31, 1999, compared to a net loss of $225,000, or $0.11 per diluted share, for the same period in 1998.

COMPARISON OF THE FIRST SIX MONTHS OF FISCAL 1999 TO THE FIRST SIX MONTHS OF FISCAL 1998:

  Net sales for the six months ended May 31, 1999 were $7,936,000, a decrease of $1,055,000, or 11.7%, from the same period a year ago. Sales of the Company's data acquisition and imaging products have decreased approximately 8.4% from the same period in fiscal 1998. The Company believes that sales continue to be adversely impacted by various market conditions including a perceived shift in the data acquisition and imaging markets toward new, lower priced hardware and software products, competitive pricing pressures and a decline in the financial markets of certain regions abroad. Sales of the Company's commercial products have decreased approximately 29.0% from the comparable period in fiscal 1998, which the company believes is due primarily to the market conditions described above.

  Gross margin for the six months ended May 31, 1999 was 57.1%, compared to 52.8% in the comparable period of the prior year. The increase in gross margin from the comparable period in the prior year was the result of lower manufacturing overhead expenses as well as a more favorable product mix.

  The Company's income from operations for the first six months of fiscal 1999 was $206,000, compared to a loss from operations of $532,000 in the comparable period of the prior year. A decrease in operating expenses as well as higher gross margins contributed to the increase in income from operations. Operating expenses for the first six months of fiscal 1999 were $4,327,000, representing 54.5% of sales, compared to $5,280,000, representing 58.7% of sales, in the prior year period. Prior year operating expenses include a significant investment in advertising, promotion and sales channel development for the Company's Broadway products. Research and development expenses were $1,232,000, representing 15.5% of sales, compared to $1,172,000, representing 13.0% of sales, for the comparable period of the prior year. This increase is primarily attributable to an increased development effort in the Company's data acquisition and imaging product lines. Sales and marketing expenses were $2,017,000, representing 25.4% of sales, compared to $3,089,000, representing 34.4% of sales, in the prior year period. General and administrative expenses were $1,078,000, representing 13.6% of sales, compared to $1,019,000, representing 11.3% of sales, for the comparable period in fiscal 1998, which the Company believes is due primarily to the market conditions described above.

  Net income for the six months ended May 31, 1999 was $258,000, or $0.12 per diluted share, compared to a net loss of $499,000, or $0.24 per diluted share for the same period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

  During the first six months of fiscal 1999, net cash provided by operations was $953,000, which included net income of $258,000 and increases in accounts payable and accrued expenses. Given current available funds, the Company believes that it will be able to meet its current operating requirements for the remainder of the current fiscal year. If the Company is unsuccessful in increasing revenues or if its liquidity position deteriorates, the Company will need to secure external financing in order to meet its ongoing operating expenses. Therefore, the Company is pursuing possible financing alternatives, but there can be no assurance that the Company will be successful in obtaining any required financing.

YEAR 2000 COMPLIANCE DISCLOSURE

YEAR 2000 DEFINITION

  The Year 2000 problem refers to computer programs that were written using two digits rather than four digits to define the applicable year, and the resulting inability of software to process date information later than December 31, 1999. Computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

  Risks associated with the Year 2000 problem include, among other things,
(i) failure of systems and software used by the Company's customers which will impact their financial ability to purchase products from the Company,
(ii) failure of systems and software used by vendors and third-party service providers upon which the Company relies for outsourced services and products,
(iii) Year 2000 problems with the Company's suppliers which could negatively impact the Company's ability to fulfill its own orders promptly, and (iv) errors or failures of systems in which the Company's products are integrated which could result in improper interfacing or operation of such systems.

COMPANY PRODUCTS

  The firmware in the Company's hardware products does not execute any date manipulation and thus is not susceptible to the Year 2000 problem. Similarly, the Company believes that its current and soon-to-be-released software products are Year 2000 compliant because they do not store, manipulate, or process date or time information. This compliance, however, depends on whether the underlying operating system and other products used with the Company's products are Year 2000 compliant. The Company has solicited the status of Year 2000 compliance with respect to all of its third party product offerings.

THE COMPANY'S INTERNAL SYSTEMS; STATE OF READINESS AND COSTS TO REMEDY

  The Company has conducted an assessment of its computer information systems and has implemented a Year 2000 plan to modify, upgrade or replace some of its internal financial and operational systems. The Company estimates the cost of bringing all internal systems, equipment and operations into Year 2000 compliance to be approximately $250,000. Currently, the Company is approximately 95% complete with the implementation process and has incurred approximately 90% of the total estimated cost. The Company has funded its Year 2000 plan from operating cash flows. The Company believes, based upon currently available information, that these costs will not have a material adverse effect on its business, financial condition or results of operations.

THIRD PARTY RELATIONSHIPS

  The Company is also seeking to determine the extent to which it may be vulnerable to any failures by its major suppliers, distributors and service providers, as well as any third parties related to the Company's two foreign sales offices. At this time the Company is unable to estimate the nature or extent of any potential adverse impact resulting from the failure of third party suppliers, distributors and service providers to achieve Year 2000 compliance. However, there can be no assurance that these third parties will not experience Year 2000 problems or that any problems would not have a material adverse effect on the Company's product supply and distribution channels.

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

YEAR 2000 RISKS; CONTINGENCY PLAN

  While the Company anticipates that its Year 2000 risks will be remedied before January 1, 2000, no assurance can be given that the Company's or its material third parties' Year 2000 conversion will be completed by such time. If these efforts are not completed on time, or if the cost of updating or replacing the Company's information systems exceeds the Company's current estimates, the Year 2000 problem could have a material adverse impact on the Company's business, financial condition or results of operations. Management has assessed the most reasonably likely worst case scenario. Given its efforts to minimize the risk of Year 2000 failures, the Company believes the worst case scenario would occur if the Company were unable to process and fulfill customer orders because of the Year 2000 problem. The Company has initiated the development of a comprehensive contingency plan in the event that its Year 2000 conversion is not successfully completed. The Company anticipates that the contingency plan will be completed during the third quarter of fiscal 1999.

POTENTIAL LIABILITY TO THIRD PARTIES

  Some commentators have predicted significant litigation regarding Year 2000 compliance issues and because of the unprecedented nature of such litigation, it is uncertain whether, or to what extent, the Company may be affected.

          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company does not engage in trading market risk sensitive instruments or purchasing hedging instruments or "other than trading" instruments that are likely to expose the Company to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. The Company has not purchased options or entered into swaps or forward or futures contracts. Additionally, the Company is exposed to market risk related to changes in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse effect on the Company's business, financial condition and results of operations. Historically, the Company's primary foreign currency exchange rate exposure has been related to the operations of its European subsidiaries.

                          PART II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

        a) The Annual Meeting of Stockholders of the Company was held on April 14, 1999.

        c)  The only matter voted upon at the meeting was the election of Alfred
            A. Molinari, Jr. for a three-year term as Class III Director. The voting results were as follows:

            1,893,334 votes FOR

               41,750 votes AGAINST

              174,877 votes ABSTAINED

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        a)  Exhibits

                      Exhibit
                      Number              Description
                      -------             -----------

                        27           Financial Data Schedule

        b)  Reports on Form 8-K

            Two reports on Form 8-K were filed with the Securities and Exchange Commission on March 26, 1999 and April 28, 1999 respectively, in which, in each case, the Company reported "Other Events" under Item 5 thereof.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             DATA TRANSLATION, INC.

Date:   July 14, 1999        By: /s/ Michael A. DiPoto
                                 ---------------------------
                                 Michael A. DiPoto
                                 Vice President Finance
                                 and Chief Financial Officer