Form 10-Q
period 1999-08-31
DATA TRANSLATION INC /NEW/
filed 1999-10-14
CIK 1022693

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

     For The Quarterly Period Ended:  August 31, 1999
                                      ---------------

                                      or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

     For The Transition Period From     To

                        Commission File Number: 0-21367
                                                -------

                            DATA TRANSLATION, INC.
  ---------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         Delaware                                          04-3332230
--------------------------                      -------------------------------
(State or other jurisdiction                    (I.R.S. Employer Identification
of organization or incorporation)                Number)


                                100 Locke Drive
                            Marlboro, Massachusetts
             ------------------------------------------------------
                    (Address of principal executive offices)


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

     Common Stock,                  Outstanding at September 30, 1999
    $.01 Par Value                          2,150,735 shares

                    DATA TRANSLATION, INC. AND SUBSIDIARIES


                                     INDEX
                                     -----

                                                                                                                            Page No.
                                                                                                                            --------
Part I - Financial Information:
  Consolidated Balance Sheets as of August 31, 1999 and
    November 30, 1998...................................................................................................         3

  Consolidated Statements of Operations for the Three Month Periods and Nine Month Periods
    Ended August 31, 1999 and 1998......................................................................................         4

  Consolidated Statements of Cash Flows for the Nine Month Periods
    Ended August 31, 1999 and 1998......................................................................................         5

  Notes to Consolidated Financial Statements............................................................................         6

  Management's Discussion and Analysis of
    Financial Condition and Results of Operations.......................................................................         8

Part II - Other Information.............................................................................................        12

Signatures..............................................................................................................        13


PART I.  FINANCIAL INFORMATION

                    DATA TRANSLATION, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                August 31,              November 30,
                                                                   1999                     1998
                                                             ----------------         -----------------
Current Assets:
   Cash and cash equivalents                                 $      4,281,000         $       2,780,000
   Accounts receivable, net of reserves of
   $372,000 in 1999 and $397,000 in 1998                            2,086,000                 1,763,000
   Inventories                                                      1,126,000                 1,202,000
   Prepaid expenses                                                   489,000                   378,000
                                                             ----------------         -----------------
     Total current assets                                           7,982,000                 6,123,000

Equipment and Leasehold Improvements, net                           1,039,000                 1,328,000

Other Assets - net                                                     36,000                   125,000
                                                             ----------------         -----------------

Total Assets                                                 $      9,057,000         $       7,576,000
                                                             ================         =================

Current Liabilities:
   Accounts payable                                          $        698,000         $         256,000
   Accrued expenses                                                 2,364,000                 1,765,000
                                                             ----------------         -----------------
     Total current liabilities                                      3,062,000                 2,021,000

Deferred Income Taxes                                                   3,000                     3,000

Stockholders' Investment:
  Preferred Stock, $.01 par value,
    Authorized - 5,000,000 shares, none issued                             --                        --
  Common Stock, $.01 par value,
    Authorized - 30,000,000 shares, issued -
    2,146,095 and 2,096,920 in 1999 and 1998, respectively             21,000                    21,000
  Treasury Stock, common, at cost,
    15,000 and 0 shares in 1999 and 1998, respectively                (42,000)                       --
  Capital in excess of par value                                   12,848,000                12,764,000
  Accumulated deficit                                              (6,796,000)               (7,231,000)
  Cumulative translation adjustment                                   (39,000)                   (2,000)
                                                             ----------------         -----------------
     Total stockholders' investment                                 5,992,000                 5,552,000
                                                             ----------------         -----------------
Total Liabilities and Stockholders' Investment               $      9,057,000         $       7,576,000
                                                             ================         =================

The accompanying notes are an integral part of these consolidated financial statements.

                    DATA TRANSLATION, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Three Months Ended                  Nine Months Ended
                                                    August 31,        August 31,         August 31,        August 31,
                                                       1999              1998              1999               1998
                                                   ------------      ------------       ------------      ------------
Net sales                                          $  4,061,000      $  3,919,000       $ 11,997,000      $ 12,910,000

Cost of sales                                         1,754,000         1,990,000          5,157,000         6,233,000
                                                   ------------      ------------       ------------      ------------

     Gross profit                                     2,307,000         1,929,000          6,840,000         6,677,000

Research and development expenses                       683,000           705,000          1,915,000         1,876,000
Selling and marketing expenses                        1,041,000         1,517,000          3,058,000         4,606,000
General and administrative expenses                     430,000           504,000          1,508,000         1,523,000
                                                   ------------      ------------       ------------      ------------

     Income (loss) from operations                      153,000          (797,000)           359,000        (1,328,000)

Interest income                                          24,000            35,000             76,000           116,000
Other expense, net                                           --            (1,000)                --           (49,000)
                                                   ------------      ------------       ------------      ------------
     Net income (loss)                             $    177,000      $   (763,000)      $    435,000      $ (1,261,000)
                                                   ============      ============       ============      ============
Basic and diluted income (loss) per share          $       0.08      $      (0.36)      $       0.20      $      (0.61)
                                                   ============      ============       ============      ============
Basic weighted average number
     of shares outstanding                            2,127,000         2,092,000          2,112,000         2,079,000
                                                   ============      ============       ============      ============
Diluted weighted average number
     of shares outstanding                            2,287,000         2,092,000          2,199,000         2,079,000
                                                   ============      ============       ============      ============


The accompanying notes are an integral part of these consolidated financial statements.

                                DATA TRANSLATION, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Nine Months Ended
                                                                         August 31,        August 31,
                                                                            1999              1998
                                                                        ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                     $    435,000      $ (1,261,000)
  Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating activities-
                Depreciation and amortization                                518,000           839,000
                Change in assets and liabilities-
                  Accounts receivable                                       (323,000)          702,000
                  Inventories                                                 76,000           (57,000)
                  Prepaid expenses                                          (111,000)          (95,000)
                  Accounts payable                                           442,000           189,000
                  Due to related party                                            --          (273,000)
                  Accrued expenses                                           599,000           678,000
                  Net liabilities of discontinued operations                      --        (1,113,000)
                                                                        ------------      ------------
                Net cash provided by (used in) operating activities     $  1,636,000      $   (391,000)
                                                                        ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
                Purchases of equipment and leasehold improvements           (124,000)         (201,000)
                Increase in other assets                                     (16,000)          (50,000)
                                                                        ------------      ------------
                Net cash used in investing activities                   $   (140,000)     $   (251,000)
                                                                        ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
                Treasury stock purchase                                      (42,000)               --
                Proceeds from stock plans                                     84,000            74,000
                                                                        ------------      ------------
                Net cash provided by financing activities               $     42,000      $     74,000
                                                                        ------------      ------------
EXCHANGE RATE EFFECTS                                                        (37,000)           16,000
                                                                        ------------      ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    $  1,501,000      $   (552,000)

CASH AND CASH EQUIVALENTS, beginning of period                             2,780,000         3,922,000
                                                                        ------------      ------------
CASH AND CASH EQUIVALENTS, end of period                                $  4,281,000      $  3,370,000
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

3.  INVENTORIES

        Inventories are stated at the lower of first-in, first-out (FIFO) cost or market and consist of the following:

                          August 31,   November 30,
                            1999          1998
                         -----------  ------------
Raw material             $   831,000    $  817,000
Work-in-process              143,000        54,000
Finished goods               152,000       331,000
                         -----------  ------------
                         $ 1,126,000    $1,202,000
                         ===========  ============

Work-in-process and finished goods inventories include material, labor and manufacturing overhead. Management performs periodic reviews of inventory and disposes of items not required by their manufacturing and marketing plan.

4.  STOCK BUYBACK PLAN

On March 26, 1999, the Company announced that its Board of Directors had approved the purchase of up to $1,000,000 of its shares of common stock over the remainder of the year. Purchases will be made at prevailing prices as market conditions and cash availability permit. As of August 31, 1999, the Company has purchased 15,000 shares of its Common Stock for an aggregate purchase price of $42,000.

                    DATA TRANSLATION, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  NET INCOME (LOSS) PER COMMON SHARE

        Basic net income (loss) per share is computed by dividing net income
(loss) by the weighted average number of common shares outstanding during the period. The dilutive effect of potential common shares in 1999 consisting of outstanding stock options is determined using the treasury method in accordance with SFAS 128. Diluted net income (loss) per share for the three and nine months ended August 31, 1998 is the same as basic net income (loss) per share since the inclusion of the potential common stock equivalents would be antidilutive.

A reconciliation of basic and diluted weighted average shares outstanding for the three and nine months ended August 31, 1999 is as follows:

                                     Three months         Nine months
                                   ended August 31,     ended August 31,
                                         1999                 1999
                                   ----------------     ----------------
Basic weighted average shares          2,127,000            2,112,000

Weighted average common
     equivalent shares                   160,000               87,000
                                   ----------------     ----------------
Diluted weighted average
     shares outstanding                2,287,000            2,199,000
                                   ================     ================

6.  CAPITALIZED SOFTWARE DEVELOPMENT COSTS


        The Company capitalizes certain computer software development costs. Such costs, net of accumulated amortization, were approximately $16,000 and $121,000 as of August 31, 1999 and November 30, 1998, respectively, and are included in other assets. These costs are amortized on a straight-line basis over two years, which approximates the life of the product. Amortization expense, included in cost of sales, was approximately $105,000 and $120,000 for the nine months ended August 31, 1999 and 1998, respectively.

7.  RECENT ACCOUNTING PRONOUNCEMENTS

        The Company adopted SFAS 130, "Reporting Comprehensive Income", effective December 1, 1998. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. The comprehensive income (loss) for the nine months ended August 31, 1999 and August 31, 1998 is $398,000 and ($1,246,000), respectively.

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

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

  This Form 10-Q may contain "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, with respect to (i) the Company's anticipated liquidity position, (ii) market conditions and trends in the markets in which the Company participates, (iii) the Company's ability to meet its current operating requirements, (iv) the Company's expectations as to completion of installation and testing of its internal systems for Year 2000 compliance, (v) the Company's estimated costs of achieving Year 2000 readiness, (vi) the Company's belief that its internal systems will be Year 2000 compliant in a timely manner, (vii) the impact on the Company's business results of operations, and financial condition of contingencies over which the Company has no control, and (viii) certain other statements identified or qualified by words such as "likely", "will", "suggests", "may", "would", "could", "should", "expects", "anticipates", "estimates", "plans", "projects", "believes", "is optimistic about", or similar expressions (and variants of such words of expressions). Investors are cautioned that forward-looking statements are inherently uncertain. These forward-looking statements represent the best judgement of the Company as on the date of this Form 10-Q and the Company cautions readers not to place undue reliance on such statements. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties including, without limitation, risks associated with fluctuations in the Company's operating results, volume and timing of orders received, changes in the mix of products sold, competitive pricing pressure, the Company's ability to meet or renegotiate customer demands, the Company's ability to anticipate changes in the market, the Company's ability to finance its operations on terms that are acceptable, the Company's ability to attract and retain qualified personnel including the Company's management, changes in the global economy, the dependence on certain key customers, the Company's ability to realize sufficient margins on sales of its products, the availability and timing of funding for the Company's current products and the Company's development of and ability to successfully market future products.


RESULTS OF OPERATIONS

  The following table sets forth certain consolidated statement of operations data as a percentage of net sales.

                                                                   Three Months Ended           Nine Months Ended
                                                                   ------------------           -----------------
                                                                       August  31,                 August  31,
                                                                   ------------------           -----------------
                                                                   1999          1998           1999         1998
                                                                  ------        ------         ------       ------
Net sales..................................................        100.0         100.0          100.0        100.0
Gross profit...............................................         56.8          49.2           57.0         51.7
Research and development expenses..........................         16.8          18.0           16.0         14.5
Selling and marketing expenses.............................         25.6          38.7           25.5         35.7
General and administrative expenses........................         10.6          12.9           12.6         11.8
                                                                  ------        ------         ------       ------
Income (loss) from operations..............................          3.8         (20.4)           3.0        (10.3)
Interest (expense) income and other, net...................          0.6           0.9            0.6          0.5
                                                                  ------        ------         ------       ------
Net income (loss)..........................................          4.4%        (19.5)%          3.6%        (9.8)%
                                                                  ======        ======         ======       ======

COMPARISON OF THIRD FISCAL QUARTER OF 1999 TO THIRD FISCAL QUARTER OF 1998:


  Net sales for the fiscal quarter ended August 31, 1999 were $4,061,000, an increase of $142,000, or 3.6%, from the same period a year ago. The increase was attributable primarily to increased sales of the Company's core products, which increased approximately 2.6% from the same period a year ago.

  Gross profit for the fiscal quarter ended August 31, 1999 was 56.8%, compared to 49.2% in the comparable quarter of the prior year. The increase in gross profit from the comparable prior year period was the result of lower manufacturing overhead expenses as well as a more favorable product mix.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

  Income from operations for the third fiscal quarter of 1999 was $177,000, compared to a loss from operations of $763,000 in the comparable quarter of the prior year. Operating expenses for the third quarter of fiscal 1999 were $2,154,000, representing 53.0% of sales, compared to $2,726,000, representing 69.6% of sales, in the prior year period. Research and development expenses for the third quarter of fiscal 1999 were $683,000, representing 16.8% of sales, compared to $705,000, representing 18.0% of sales, for the comparable period of the prior year. Sales and marketing expenses for the third quarter of fiscal 1999 were $1,041,000, representing 25.6% of sales, compared to $1,517,000, representing 38.7% of sales, in the prior year period. The decrease in sales and marketing expenses is primarily a result of a decrease in the size of the Company's sales force and a consolidation of the Company's marketing programs. General and administrative expenses were $430,000 for the third quarter of fiscal 1999, representing 10.6% of sales, compared to $504,000, representing 12.9% of sales, for the same period last year. The decrease in general and administrative expenses is primarily the result of a reduction in staff within the general and administrative departments.

  Net income for the fiscal quarter ended August 31, 1999 was $177,000, or $0.08 per diluted share, for the quarter ended August 31, 1999, compared to a net loss of $763,000, or $0.36 per diluted share, for the same period in 1998.

COMPARISON OF THE FIRST NINE MONTHS OF FISCAL 1999 TO THE FIRST NINE MONTHS OF FISCAL 1998:

  Net sales for the nine months ended August 31, 1999 were $11,997,000, a decrease of $913,000, or 7.1%, from the same period a year ago. Sales of the Company's data acquisition and imaging products have decreased approximately 4.9% from the same period in fiscal 1998. The Company believes that sales continue to be adversely impacted by various market conditions including a perceived shift in the data acquisition and imaging markets toward new, lower priced hardware and software products, competitive pricing pressures and a decline in the financial markets of certain regions abroad. Sales of the Company's commercial products have decreased approximately 19.7% from the comparable period in fiscal 1998, which the Company believes is due primarily to the market conditions described above.

  Gross profit for the nine months ended August 31, 1999 was 57.0%, compared to 51.7% in the comparable period of the prior year. The increase in gross profit from the comparable prior year period was the result of lower manufacturing overhead expenses as well as a more favorable product mix.

  The Company's income from operations for the first nine months of fiscal 1999 was $359,000, compared to a loss from operations of $1,328,000 in the comparable period of the prior year. A decrease in operating expenses as well as higher gross profits contributed to the increase in income from operations. Operating expenses for the first nine months of fiscal 1999 were $6,481,000, representing 54.1% of sales, compared to $8,005,000, representing 62.0% of sales, in the prior year period. Prior year operating expenses include a significant investment in advertising, promotion and sales channel development for the Company's Broadway products. Research and development expenses were $1,915,000, representing 16.0% of sales, compared to $1,876,000, representing 14.5% of sales, for the comparable period of the prior year. This increase is primarily attributable to an increased development effort in the Company's data acquisition and imaging product lines. Sales and marketing expenses were $3,058,000, representing 25.5% of sales, compared to $4,606,000, representing 35.7% of sales, in the prior year period. The decrease in sales and marketing expenses is primarily a result of a decrease in the size of the Company's sales force and a consolidation of the Company's marketing programs. General and administrative expenses were $1,508,000, representing 12.6% of sales, compared to $1,523,000, representing 11.8% of sales, for the comparable period in fiscal 1998.

  Net income for the nine months ended August 31, 1999 was $435,000, or $0.20 per diluted share, compared to a net loss of $1,261,000, or $0.61 per diluted share for the same period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

  As of August 31, 1999, the Company had cash and cash equivalents totaling $4,281,000. as compared to cash and cash equivalents of $2,780,000 as of November 30, 1998.

  In the first nine months of 1999, the Company generated $1,636,000 from operating activities, resulting from net income, increases in accounts payable and accrued expenses and a decrease in inventory, partially offset by increases in accounts receivable and prepaid expenses.

  The Company used $140,000 for investing activities in the first nine months of 1999, mainly as a result of acquisitions of property and equipment.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

  The Company generated funds from financing activities of $42,000 in the first nine months of 1999 related to the exercise of stock options and the issuance of stock under the employee stock purchase plan, offset by the purchase of 15,000 shares of the Company's Common Stock.

  Given current available funds, the Company believes that it will be able to meet its current operating requirements for the remainder of the current fiscal year. If the Company is unsuccessful in increasing revenues or if its liquidity position deteriorates, the Company will need to secure external financing in order to meet its ongoing expenses. Therefore, the Company is pursuing possible financing alternatives, but there can be no assurance that the Company will be successful in obtaining any required financing.

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

THE COMPANY'S INTERNAL SYSTEMS; STATE OF READINESS AND COSTS TO REMEDY

  The Company has conducted an assessment of its computer information systems and has implemented a Year 2000 plan to modify, upgrade or replace some of its internal financial and operational systems. The Company estimates the cost of bringing all internal systems, equipment and operations into Year 2000 compliance to be approximately $250,000. Currently, the Company is approximately 95% complete with the implementation process and has incurred approximately 95% of the total estimated cost. The Company has funded its Year 2000 plan from operating cash flows. The Company believes, based upon currently available information, that these costs will not have a material adverse effect on its business, financial condition or results of operations.

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

YEAR 2000 RISKS; CONTINGENCY PLAN

  While the Company anticipates that its Year 2000 risks will be addressed before January 1, 2000, no assurance can be given that the Company's or its material third parties' Year 2000 conversion will be completed by such time. If these efforts are not completed on time, or if the cost of updating or replacing the Company's information systems exceeds the Company's current estimates, the Year 2000 problem could have a material adverse impact on the Company's business, financial condition or results of operations. Management has assessed the most reasonably likely worst case scenario. Given its efforts to minimize the risk of Year 2000 failures, the Company believes the worst case scenario would occur if the Company were unable to process and fulfill customer orders because of the Year 2000 problem. The Company has initiated the development of a comprehensive contingency plan in the event that its Year 2000 conversion is not successfully completed. The Company anticipates that the contingency plan will be finalized during the fourth quarter of fiscal 1999.

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

                                       DATA TRANSLATION, INC.



Date: October 14, 1999                 By: /s/ Michael A. DiPoto
                                           ----------------------
                                       Michael A. DiPoto
                                       Vice President Finance
                                       and Chief Financial Officer