Form 10-K
period 1999-11-30
DATA TRANSLATION INC /NEW/
filed 2000-02-28
CIK 1022693

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             _____________________

                                   FORM 10-K

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the Fiscal Year Ended: November 30, 1999

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to __________

     Commission File Number: 0-21367

                                                      DATA TRANSLATION, INC.
                                      (Exact name of registrant as specified in its charter)
                           DELAWARE                                                04-3332230
(State or other jurisdiction of incorporation or organization)    (I.R.S. Employer Identification Number)

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

                                                         (TITLE OF CLASS)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes         X                         No _________
              ---------------

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $13,102,000 as of January 31, 2000. The number of shares of Common Stock, $0.01 par value, outstanding as of January 31, 2000 was 2,161,487.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 6, 2000 are incorporated by reference into Part III.

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

  The Company is a leader in the design, development and manufacture of high performance data acquisition and imaging products. For more than two decades, the Company's products have provided engineers and scientists with accurate and timely data for measurement, analysis and process control in a wide range of industrial, scientific and medical applications. The Company's principal products in this area are data acquisition and imaging hardware, which are used in personal computers ("PCs") to receive analog signals, convert them to digital form and process the digital data. The Company's strategy is to identify and capitalize on growth opportunities in the data acquisition, imaging and machine vision markets.

  An outgrowth of the Company's core technology of analog to digital conversion is its commercial products line which includes a low-cost, high-performance video capture and encoding system for Microsoft(R) Windows(R) 95/98-based PCs called Broadway/TM/. Broadway captures analog video, digitizes it, compresses it into an editable MPEG-1 format, and writes it to disk in real time. The Company's Broadway product has many applications, including incorporation of video into web pages on the world wide web (the "Web"), multimedia presentations, Webstreaming, CD-ROM titles and computer-based training.


DATA ACQUISITION AND IMAGING

 Market

  The market for the Company's data acquisition and imaging products ("Core products") is composed primarily of technical users, such as engineers and scientists, interested in incorporating the Company's products in their final products. These products are designed for the scientific research and analysis, test and measurement and industrial machine vision inspection markets. End users include original equipment manufacturers, research laboratories, universities, hospitals and government agencies. Users require highly accurate, real-time measurement and control of analog signals, such as temperature, pressure, sound and video.

  The data acquisition and imaging markets are highly fragmented and have been adversely affected in recent years by reduced prices for PCs and peripherals.

 Business Strategy

  In the data acquisition and imaging area, the Company is focused on providing system solutions built around development of its Peripheral Component Interconnect ("PCI") and Universal Serial Bus ("USB") based products. These developments are being driven by rapid adoption of PCI and USB slots by personal computer manufacturers.

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

  The Company sells over 100 data acquisition and imaging products, which range in retail price from $199 to $2,995. Domestically, the Company sells such products to end users, value-added resellers ("VARs"), system integrators and original equipment manufacturers ("OEMs"). Internationally, the Company sells through its wholly-owned subsidiaries, as well as through resellers and independent distributors. Such prices do not reflect distributor discounts for international sales, which range from approximately 20% to 35% on hardware products and up to approximately 50% on software applications.

  Data acquisition products provide capabilities ranging from simple measurement to advanced digital signal processing functions. While researchers, system integrators and OEMs have been the predominant data acquisition users in the past, new data acquisition markets have emerged in the industrial and medical areas, such as industrial inspection, medical diagnostic/therapeutic applications, high-performance control, vibration analysis, acoustics and test and measurement applications. Customers incorporate the Company's data acquisition boards into PCs to measure real-world parameters, including temperature, pressure, acceleration and sound; to analyze this data; and to use the results to control real-world events and processes.

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

  The Company sells its data acquisition and imaging products through a comprehensive, widely distributed annual catalog, an in-house telesales force, OEM-focused direct sales, indirect channels (VARs, distributors and system integrators), and extensive advertising and promotional campaigns. The Company has a full-time sales and administrative staff of 10 employees in the United States to support sales. Two subsidiaries and various distributors throughout Europe, Asia and the Pacific Rim support international sales.

 Competition

  The Company competes in the data acquisition market principally with National Instruments Corporation and Computer Boards, Inc. In the imaging market the Company competes with Matrox and Imaging Technology, Inc. The aforementioned competitors may have substantially greater financial, technical and marketing resources than the Company. The Company also competes with a number of smaller companies in each of these markets. The Company's data acquisition and imaging products compete on the ability to supply extensive hardware and software components with competitive performance and price.

COMMERCIAL PRODUCTS

 Market

   The convergence of voice, video and data, the advancements in personal computing, and the growth of the Internet have changed the way in which the world communicates. As computing processor power and telecom/digital/cable modem technologies evolve, so too does the PC user's ability to harness these venues for creating and delivering video content. As PC costs continue to reach new lows with substantial increases in computing power, the majority of PC users will have access to an affordable tool for video creation. The Company believes the most lucrative market segments for PC video are Web page creators/hosts, business users for use in presentations, training, sales and marketing and CD-ROM/Digital Video Disk ("DVD") title producers developing entertainment, gaming and education content.

 Product and Technology

  Broadway is a high-performance video capture and encoding system for Windows 98 and Windows NT PCs. Broadway is a complete streaming and video editing solution, and its videos can also be integrated with third party video editing software packages to edit and produce Web streaming video based on Real Networks technology, as well as, VHS quality digital video clips with CD-quality stereo sound. Using Broadway, a computer user can capture video from most analog sources, edit the digitized version created by Broadway, fully compress it to MPEG-1 and then distribute it on the Web or in hard media form. Users can also incorporate the finished video into multimedia applications, such as Web home pages, multimedia presentations and CD-ROMs. Broadway is composed of a PCI integrated circuit board and a graphical user interface compatible with Windows. The Company's standard Broadway package is shipped complete with Ulead Systems, Inc.'s MediaStudio Pro/TM/ video editing software and M1-Edit Lite MPEG editing software. Broadway is also designed to be integrated with a variety of other video editing packages, including Adobe Premiere(R).

  Broadway utilizes a robust implementation of the MPEG-1 standard that uses a combination of hardware and software to fully compress video clips into the MPEG-1 format. Users utilizing the latest Pentium III processors can compress into MPEG-1 format in real-time. PCs with less speedy processors utilize hardware compression to get real-time compression. Advances in processor speed can utilize various software techniques to achieve faster compression and enhanced editing capability.

  Using the MPEG-1 standard allows Broadway to produce compressed videos, which can be played back at 30 frames per second, the standard, full-motion video speed. Additionally, many users choose to share video content via the Internet. These clips may be streamed, utilizing RealNetworks technology and played back at their destination via a RealNetworks player. Since many users have this player installed on their machine this ability to communicate with video is rapidly gaining adherents.


 Customers and Sales

  The Company's sales and marketing strategy is to move down the technical sophistication curve and up the volume curve by targeting audio/video professionals, business presentation and education developers, home hobbyists and family/home users as primary customers.

  Worldwide, the Company's commercial products are sold directly on-line, as well as, through a two-tier distribution network. Users can order directly from the Company's Web site for rapid delivery. The Company maintains direct relationships with international mass market distributors as well as resellers and VARs. The distributors sell the commercial products to retail outlets as well as smaller computer resellers and VARs. This allows the Company's products to be available through virtually any method used by its customers to purchase their products. The Company offers a 30-day money back guarantee on its commercial products.

  The Company currently provides end users with free technical support with the purchase of any product. Broadway includes extensive on-line technical support via the Company's Web site, as well as documentation which provides a video tutorial to the non-video user and an intuitive installation guide.

 Competition

  The Company has a number of competitors. Some competitors sell products which, like Broadway, employ MPEG encoding, while others sell products based on different platforms and video standards. The Company's Broadway product competes principally on the basis of ease of installation and use, brand name awareness, and on price.

  The Company's principal competition for the Broadway product includes other products with MPEG encoding such as Pinnacle System's DC30, Matrox's Rainbow Runner, Videonics' Python and Dazzle Multimedia's Snazzy and Dazzle products. These companies may have substantially greater financial, technical and marketing resources than the Company. In addition, there are a number of other competitors whose products are based on platforms and video standards other than those used by the Company.


RESEARCH AND DEVELOPMENT

  The Company intends to continue to invest in research and development for new products and for enhancements to existing products. The Company is currently targeting spending on research and development at an annual rate of approximately 17.5% of net sales. For the fiscal year ended November 30, 1999, the Company invested approximately $2,569,000, or 15.8% of net sales, in product development compared to $2,444,000, or 14.6% of net sales in the prior fiscal year.

  The Company employed, as of January 31, 2000, approximately 20 full-time engineers whose primary duties relate to product development. Outside firms and consultants are selectively engaged to develop or assist with development of products when favorable opportunities exist.

  In the data acquisition and imaging area, the Company's focus on hardware development includes the integration of application specific integrated circuits ("ASICs") into circuit boards, which may reduce cost and advance the development of new computer bus technologies (e.g., PCI). The Company's software development in data acquisition and imaging centers on supporting Windows 95/98 and Windows NT/TM/.


MANUFACTURING

  The Company manufactures all of its products at a leased facility in Marlboro, Massachusetts. The Company believes its control of manufacturing significantly contributes to hardware design improvements, and allows for quicker turn-around of product development to the marketplace. The Company periodically assesses its production efficiencies against the benefits of outsourcing certain hardware production. The Company has been ISO 9001 certified since 1994.

  The Company's fully integrated assembly and test operations have sufficient capacity to meet the Company's current needs for assembled printed circuit boards. In addition, the Company designs circuit boards and modules using advanced computer-aided-design technology. The Company's manufacturing capabilities include the assembly of fine pitch, surface mounted electronic devices utilizing state of the art pick and place robotics for high density, multi-layered, single or double sided boards. A majority of the Company's shipments incorporate surface-mount components. Initial testing is performed to assure that products are free from process-related defects after assembly. Following this, a complete functional test is performed twice on each board, with an environmental stress screen between tests to eliminate defects and assure long-term reliability of products. The Company uses automated test equipment to assure product quality, improve throughput and increase production yields.

  Components used in circuit board assembly are generally available from several distributors and manufacturers. Suppliers are selected based on their ability to provide defect-free products quickly at low cost. The Company continuously measures the performance of key suppliers. Special programs are used to speed availability of material and protect the Company from unplanned shifts in product demand. These programs include ship-to-stock, and point-of-use bonding, a program in which suppliers hold material on-site at the Company and as the material is used, title transfers to the Company and payment is made. Certain components used by the Company do not have ready substitutes or have been subject to industry-wide shortages. There can be no assurance that the Company's inventories would be adequate to meet the Company's production needs during any interruption of supply. The Company's inability to develop alternative supply sources, if required, or a reduction or stoppage in supply, could adversely affect its operations until new sources of supply became available.


PROPRIETARY RIGHTS

  The Company holds ten United States patents, expiring from March 2001 through March 2015, and has one pending patent application in the United States, none of which the Company believes is material to its business or operations. Pursuant to an agreement with Parent, the Company also has cross-licenses to technology under Parent's current patents and patent applications, together with technology resulting from patent applications, which Parent applied for through December 2, 1998.

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


EMPLOYEES

  As of January 31, 2000, the Company employed approximately 96 persons worldwide. None of the employees is represented by a labor union. The Company believes it has good relations with its employees.

  Competition for employees with the skills required by the Company is intense in the geographic areas in which the Company's operations are located. The Company believes that its future success will depend on its continued ability to attract and retain qualified employees, especially in research and development.


EXECUTIVE OFFICERS OF THE COMPANY

NAME                        AGE                          POSITION WITH THE COMPANY
-------------------------  -----  -----------------------------------------------------------------------
Alfred A. Molinari, Jr...     58  Chairman and Chief Executive Officer
Jeffrey M. Cronin........     35  Vice President, Operations
Annette C. Crossen.......     40  Vice President, Sales
Michael A. DiPoto........     32  Vice President, Finance, CFO and Treasurer
Clifford G. Wilson.......     46  Vice President, Engineering

  Mr. Molinari has been the Chief Executive Officer and Chairman of the Company since December 1996. Mr. Molinari is the founder of Parent and served as the Chief Executive Officer and a director of Parent from its inception in 1973 until November 1996.

  Mr. Cronin was appointed Vice President, Operations in February 1999. Prior to that Mr. Cronin served as the Director of Manufacturing of Parent from March 1992 to December 1996 and as Director of Operations and Manufacturing of the Company from December 1996 to February 1999.

  Mrs. Crossen was appointed Vice President of Sales in July 1999. Prior to that Mrs. Crossen served as the Domestic Sales Manager of the Company from August 1997 to June 1999. Prior to joining the Company Mrs. Crossen served as Principal Business Manager of SIMiN Business Systems from June 1996 to July 1997. Mrs. Crossen also served as the Sales Operations Manager of Parent from February 1994 to May of 1996.

  Mr. DiPoto was appointed Vice President of Finance, Chief Financial and Treasurer in July 1999. Prior to that Mr. DiPoto served as the Chief Accounting Officer of the Company from March 1999 to June 1999. Prior to joining the Company Mr. DiPoto served as Corporate Controller of NuMega Technologies, Inc. from January 1996 to March 1999. Prior to that Mr. DiPoto served as Accounting Manager and Controller of Acuity Imaging, Inc. from January 1994 to December 1995.

  Mr. Wilson joined the Company in June 1999 as Vice President of Engineering. Prior to joining the Company, Mr. Wilson was employed by Imagraph Corporation as the Vice President of Engineering from 1996 to March 1999. In addition, Mr. Wilson served as Director of Software Product Development for Eastman Kodak Company from 1987 - 1996.


ITEM 2.   PROPERTIES

  The Company maintains its principal executive, engineering, manufacturing and sales operations in a 100,000 square foot facility located in Marlboro, Massachusetts. The building is leased from a related party trust under an agreement expiring in 2009. The Company sublets a portion of the building to certain tenants. The minimum annual net basic rent for the building is approximately $1,300,000, which is allocated between the Company and its tenants pursuant to certain sub-lease agreements.

  The Company's United Kingdom sales operations are conducted in a 1,000 square foot office facility in Basingstoke, Hants, England that is leased by the Company under a quarterly net lease. The minimum quarterly basic rent is approximately $11,000 per quarter.

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

PART II

Item 5.   Market for the Registrant's Common Equity and Related Stockholder
          Matters

  The common stock of the Company is traded in the over-the-counter market and is reported on the Nasdaq SmallCap Market System under the symbol: DATX. The Company's stock began trading on December 16, 1996 subsequent to the stock dividend issued in connection with the Distribution. The high and low sale prices of the Company's Common Stock on the over-the-counter market since the Distribution Date through January 31, 2000 as reported on the Nasdaq SmallCap Market System were $9.91 and $.53, respectively. The table below sets forth the high and low quarterly sales prices of the Common Stock during the two most recent fiscal years:

                    1999                    1999                    1998                     1998
                    High                    Low                     High                     Low
                   -------------------------------------------------------------------------------------------------
First quarter       $2.000                  $1.125                   $3.125                  $1.500
Second quarter       4.000                   1.500                    2.438                   1.406
Third quarter        5.500                   2.937                    2.000                   1.063
Fourth quarter       6.625                   4.500                    2.125                   0.531

  The Company has never paid a cash dividend on its Common Stock, and the Board of Directors does not anticipate paying cash dividends in the foreseeable future. As of January 31, 2000, there were approximately 300 stockholders of record of the Company's common stock.


Item 6.   Selected Financial Data

  The following data has been derived from the Company's consolidated financial statements that have been audited by Arthur Andersen LLP, independent public accountants, as of and for the fiscal years in the five-year period ended November 30, 1999. The data should be read in conjunction with "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and the Consolidated Financial Statements and the notes thereto and other financial information included elsewhere in this Form 10-K.

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


                                                                               FISCAL YEARS ENDED NOVEMBER 30,
                                                                     ----------------------------------------------------
                                                                       1999      1998       1997       1996       1995
                                                                     --------  ---------  ---------  ---------  ---------
                                                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Net sales.......................................................      $16,254   $16,781    $20,452    $21,201    $21,826
Cost of sales...................................................        7,048     8,070      9,932      8,181      8,187
                                                                      -------   -------    -------    -------    -------
  Gross profit..................................................        9,206     8,711     10,520     13,020     13,639
Research and development expenses...............................        2,569     2,444      3,808      3,736      2,806
Selling and marketing expenses..................................        4,100     5,621     10,481      9,696      6,799
General and administrative expenses.............................        1,943     2,001      2,426      2,032      1,627
                                                                      -------   -------    -------    -------    -------
  Income (loss) from operations.................................          594    (1,355)    (6,195)    (2,444)     2,407
Interest income.................................................          100       149        269        560         (7)
Other income (expense)..........................................          --       (46)       (53)       (51)         2
                                                                      -------   -------    -------    -------    -------
  Income (loss) from continuing operations before provision
   (benefit) for income taxes...................................          694    (1,252)    (5,979)    (1,935)     2,402
Provision (benefit) for income taxes............................           32        --         --       (658)       966
                                                                      -------   -------    -------    -------    -------
  Income (loss) from continuing operations......................          662    (1,252)    (5,979)    (1,277)     1,436
Discontinued operations(1)......................................           --        --         --     (3,555)        24
                                                                      -------   -------    -------    -------    -------
  Net income (loss).............................................      $   662   $(1,252)   $(5,979)   $(4,832)   $ 1,460
                                                                      =======   =======    =======    =======    =======
Basic net income (loss) from continuing operations per common
 and potential common share.....................................        $0.31    $(0.60)    $(2.94)   $ (0.64)   $  0.86
                                                                      =======   =======    =======    =======    =======
Diluted net income (loss) from continuing operations per common
 and potential common share.....................................        $0.30    $(0.60)    $(2.94)   $ (0.64)   $  0.86
                                                                      =======   =======    =======    =======    =======
Basic and diluted net income (loss) from discontinued operations
 per common and potential common share..........................      $     -   $     -    $     -    $ (1.78)   $  0.01
                                                                      =======   =======    =======    =======    =======
Basic weighted average number of common and potential common
 shares outstanding.............................................        2,123     2,083      2,033      1,998      1,675
                                                                      =======   =======    =======    =======    =======
Diluted weighted average number of common and potential common
 shares outstanding.............................................        2,241     2,083      2,033      1,998      1,675
                                                                      =======   =======    =======    =======    =======

                                                     NOVEMBER 30,
                                        --------------------------------------
                                           1999         1998          1997
                                        ----------  ------------  ------------
                                                    (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents...............   $4,098        $2,780       $ 3,922
Working capital.........................    4,988         4,102         6,110
Total assets............................    9,049         7,576        10,559
Total liabilities.......................    2,799         2,024         3,830
Total stockholders' investment.........     6,250         5,552         6,729

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

   For further discussion identifying important factors that could cause actual results to differ materially from those anticipated in forward-looking statements, see "Certain Factors that May Affect Future Results" herein.

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

  Following the Distribution, the Company became a stand-alone entity with objectives and strategies separate from those of Parent. The Company is focused on providing products in the data acquisition, imaging, machine vision and PC video editing industries.

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


COMPARISON OF FISCAL YEAR ENDED NOVEMBER 30, 1999 TO FISCAL YEAR ENDED NOVEMBER 30, 1998

  Net sales for the fiscal year ended November 30, 1999 were $16,254,000 compared to $16,781,000 for the same period in the prior year, which represents a decrease of approximately 3.1% or $527,000. Sales from the Company's data acquisition and imaging products decreased approximately $119,000, or .83% from the prior fiscal year. The Company believes that sales continue to be adversely impacted by various market conditions including a perceived shift in the data acquisition and imaging markets toward new, lower priced hardware and software products (particularly in PC prices), competitive pricing pressures and a decline in the financial markets of certain regions abroad. Sales from the Company's commercial product, Broadway, decreased approximately $408,000, or 16.7%, from the comparable period in fiscal 1998, which the Company believes is due primarily to a decrease in the size of the Company's sales force and a consolidation of the Company's marketing programs.

  Gross profit for the period ended November 30, 1999 was 56.6%, compared to 51.9% in the comparable period of the prior year. The increase in gross profit from the comparable prior year period was the result of lower manufacturing overhead expenses as well as a more favorable product mix.

  The Company's income from operations for fiscal 1999 was $662,000, compared to a loss from operations of $1,252,000 in the comparable period of the prior year. A decrease in operating expenses as well as higher gross profits contributed to the increase in income from operations. Operating expenses for fiscal 1999 were $8,612,000 representing 53.0% of sales, compared to $10,066,000, representing 60.0% of sales, in the prior year. Prior year operating expenses include a significant investment in advertising, promotion and sales channel development for the Company's Broadway product. Research and development expenses were $2,569,000, representing 15.8% of sales, compared to $2,444,000, representing 14.6% of sales, in the prior year period. The increase is primarily attributable to an increased development effort in the Company's data acquisition and imaging product lines. Sales and marketing expenses were $4,100,000 representing 25.2% of sales, compared to $5,621,000, representing 33.5% of sales, in the prior year period. The decrease in sales and marketing expenses is primarily a result of a decrease in the size of the Company's sales force and a consolidation of the Company's marketing programs. General and administrative expenses were $1,943,000, representing 12.0% of sales, compared to $2,001,000, representing 11.9% of sales, for the comparable period in fiscal 1998.

  Net income for the period ended November 30, 1999 was $662,000, or $.30 per diluted share, compared to a net loss of $1,252,000, or $0.60 per diluted share, for the same period in fiscal 1998.


COMPARISON OF FISCAL YEAR ENDED NOVEMBER 30, 1998 TO FISCAL YEAR ENDED NOVEMBER 30, 1997

  Net sales for the fiscal year ended November 30, 1998 were $16,781,000 compared to $20,452,000 for the same period in the prior year, which represents a decrease of approximately 17.9%, or $3,671,000. Sales from the Company's data acquisition and imaging products decreased approximately $2,860,000 or 16.6% from the prior fiscal year. The Company believes that sales continue to be adversely impacted by various market conditions including a perceived shift in the data acquisition and imaging markets toward new, lower priced hardware and software products (particularly in PC prices), competitive pricing pressures and a decline in the financial markets of certain regions abroad. Sales from the Company's commercial product, Broadway, decreased approximately $811,000, or 24.9%, from the comparable period in fiscal 1997 primarily due to lower international sales.

  Gross profit for the period ended November 30, 1998 was 51.9%, compared to 51.4% in the comparable period of the prior year. The slight increase in gross profit was primarily the result of lower overall manufacturing overhead expenses, offset partially by lower overhead absorption due to decreased production levels as well as lower average selling prices.

  Loss from operations for fiscal 1998 was $1,355,000, compared to a loss of $6,195,000 in the comparable period of the prior year. A decrease in operating expenses contributed to a reduction in the loss from operations. Operating expenses for fiscal 1998 were $10,066,000, representing 60.0% of sales, compared to $16,715,000, representing 81.7% of sales, in the prior year period. Research and development expenses were $2,444,000, representing 14.6% of sales, compared to $3,808,000, representing 18.6% of sales, in the prior year period. Selling and marketing expenses were $5,621,000, representing 33.5% of sales, compared to $10,481,000, representing 51.2% of sales, in the prior year period. General and administrative expenses were $2,001,000, representing 11.9% of sales, compared to $2,426,000, representing 11.9% of sales for the comparable period in fiscal 1997. Prior year operating expenses include a significant investment in product development, advertising, promotion and sales channel development for the Company's commercial products. In the fourth quarter of fiscal 1997, the Company took certain measures to lower its operating expenses across all categories and improve its operating results.

  The Company incurred a net loss of $1,252,000, or $0.60 per diluted share, for the fiscal year ended November 30, 1998 compared to $5,979,000 or $2.94 per diluted share, in the prior fiscal year.


LIQUIDITY AND CAPITAL RESOURCES

  As of November 30, 1999, the Company had cash and cash equivalents totaling $4,098,000 as compared to cash and cash equivalents of $2,780,000 as of November 30, 1998.

  During fiscal 1999, the Company generated $1,981,000 from operating activities, resulting from net income, increases in accounts payable and accrued expenses and a decrease in prepaid expenses, partially offset by increases in accounts receivable and inventory.

  The Company used $806,000 for investing activities during fiscal 1999, mainly as a result of acquisitions of property, equipment and marketable securities.

  The Company generated funds from financing activities of $87,000 during fiscal 1999 related to the exercise of stock options and the issuance of stock under the employee stock purchase plan, partially offset by the repurchase on the market of 15,000 shares of the Company's Common Stock.

   The Company believes that its existing cash, cash equivalents and short-term investment balances and cash flows expected to be generated from future operations, will be sufficient to meet its capital requirements at least through the next 12 months, although the Company may be required, or could elect, to seek additional funding prior to that time. The Company's future capital requirements will depend on many factors, including the rate of revenue growth, the timing and extent of spending to support product development efforts and expansion of sales and marketing, the timing of introductions of new products and enhancements to existing products, and market acceptance of the Company's products. There can be no assurances that additional funding, if required, will be available on acceptable terms or at all.

RESULTS OF OPERATIONS

  The following table shows certain statements of operations data as a percentage of net sales.

                                                  FISCAL YEAR ENDED
                                        --------------------------------------
                                                     NOVEMBER 30,
                                        --------------------------------------
                                           1999          1998         1997
                                        -----------  ------------  -----------
Net sales..............................     100.0%        100.0 %      100.0 %

Gross margin...........................      56.6          51.9         51.4
Research and development expenses......      15.8          14.6         18.6
Selling and marketing expenses.........      25.2          33.5         51.2
General and administrative expenses....      12.0          11.9         11.9
                                            -----         -----       ------
Income (loss) from operations..........       3.7          (8.1)       (30.3)
Interest income (expense) and other, net      0.6           0.6          1.1
                                            -----         -----       ------
Income (loss) from operations before
 benefit from income taxes..............      4.3          (7.5)       (29.2)
Provision (benefit) from income taxes...      0.2          (0.0)        (0.0)
                                            -----         -----       ------
Net loss................................      4.1%         (7.5)%      (29.2)%
                                            =====         =====       ======


CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

  Except for the historical information contained herein, the matters discussed in this Annual Report on Form 10-K are forward-looking statements, and are based on current expectations, and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from those expressed in such forward-looking statements. The risks and uncertainties associated with such statements include the following:


SIGNIFICANT FLUCTUATIONS AND UNPREDICTABILITY OF OPERATING RESULTS

     Our quarterly operating results may vary significantly for a number of reasons, including new product announcements and introductions by us or our competitors, changes in pricing, and the volume and timing of orders received during each quarter. Historically a significant percentage of our net sales have resulted from orders received from universities, research laboratories and government agencies. These sales are historically slower during our third quarter as a result of seasonal vacation schedules and university shutdowns. We have also in the past experienced delays in the development of new products and enhancements, and such delays may occur in the future. These factors make the forecasting of revenue inherently uncertain. Additionally, a significant portion of our operating expenses is relatively fixed, and operating expense levels are based primarily on internal expectations of future revenue. As a consequence, quarterly operating expense levels cannot be reduced rapidly in the event that quarterly revenue levels fail to meet internal expectations. Therefore, if quarterly revenue levels fail to meet internal expectations, our operating results would be adversely affected.

DEVELOPMENT AND INTRODUCTION OF NEW PRODUCTS

     Our future success depends upon our ability to address the rapidly changing needs of our customers by developing and introducing high-quality, cost-effective products, product enhancements and services on a timely basis and by keeping pace with technological developments and emerging industry standards.
We have new product launches and upgrades to our existing products planned for fiscal year 2000. Our future revenue growth will be dependent on the success of these new product launches. We have in the past experienced delays in product development and such delays may occur in the future. In addition, as we introduce new or enhanced products, we will have to manage successfully the transition from older products in order to minimize disruption in our customers' ordering patterns, avoid excessive levels of older product inventories and ensure that enough supplies of new products can be delivered to meet our customers' demands. Our ability to develop and successfully introduce new products and product enhancements, which are broadly accepted, will affect our revenues.

DEPENDENCE ON A FEW KEY ORIGINAL EQUIPMENT MANUFACTURERS (OEMS)

     We depend on a few key original equipment manufacturer customers (OEMs). For example, in the year ended November 30, 1999, sales to our OEM channel represented 30% of our total revenue. We anticipate that our operating results will continue to depend on sales to the OEM channel. Therefore, the loss of any of our OEMs or a significant reduction in sales to these OEMs could substantially reduce our revenues.

ABILITY TO MANAGE DISTRIBUTION CHANNEL

     We rely primarily on a worldwide network of independent value-added resellers(VARs) to distribute and sell our products to end-users. Our resellers generally offer products of several different companies, including, in some cases, products which are competitive with our products. In addition, many of these VARs are small organizations with limited capital resources. There can be no assurance that the our resellers will continue to purchase our products or provide them with adequate levels of support, or that our efforts to expand its VAR network will be successful. Any significant failure of the preceding factors could have a material adverse effect on our business and operating results.

RELIANCE ON INTERNATIONAL SALES

     Sales of our products outside of North America represented approximately 46% of our net sales for the fiscal year ended November 30, 1999. International sales and operations may be subject to risks such as the imposition of government controls, export license requirements, restrictions on the export of critical technology, less effective enforcement or proprietary rights; currency exchange fluctuations, generally longer collection periods, political instability, trade restrictions, changes in tariffs, difficulties in staffing and managing international operations, potential insolvency of international resellers and difficulty in collecting accounts receivable. Our international sales are also subject to more seasonal fluctuation than domestic sales. In this regard, the traditional summer vacation period, which occurs during our third fiscal quarter, may result in a decrease in sales, particularly in Europe. There can be no assurance that these factors will not have an adverse effect on our future international operations and consequently, on our business and operating results.

DEPENDENCE ON SINGLE OR LIMITED SOURCE SUPPLIERS

     We are dependent on single or limited source suppliers for several key components used in our products. The availability of many of these components is dependent on our ability to provide suppliers with accurate forecasts of its future requirements, and certain components used by us have been subject to industry-wide shortages. We do not carry significant inventories of these components and have no guaranteed supply arrangements with such suppliers.
There can be no assurance that our inventories would be adequate to meet the our production needs during any interruption of supply. Our inability to develop alternative supply sources, if required, or a reduction or stoppage in supply, could delay product shipments until new sources of supply become available, and any such delay could adversely affect our business and operating results in any given period.

DEPENDENCE ON KEY PERSONNEL

     Competition for employees with the skills required by us is intense in the geographic areas in which our operations are located. We believe that our future success will depend on its continued ability to attract and retain qualified employees, especially in research and development. In addition, companies in our industry whose employees accept positions with competitors frequently claim that their competitors have engaged in unfair hiring practices. We cannot assure you that we will not receive such claims in the future as we seek to hire qualified personnel or that such claims will not result in material litigation. We could incur substantial costs in defending ourselves against these claims, regardless of their merits.

YEAR 2000 COMPLIANCE

  The year 2000 computer problem refers to the potential for system and processing failures of date-related data as a result of computer-controlled systems using two digits rather than four to define the applicable year. For example, computer programs that have time-sensitive software may recognize a date represented as "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

  To date, we have not experienced any year 2000 issues with any of our internal systems or our products, and we do not expect to experience any in the future. To date, we have not experienced any year 2000 issues related to any of our key third party suppliers and customers nor do we expect to experience any in the future. Costs associated with remediating our internal systems were not material.




ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company's investing strategy, to manage interest rate exposure, is to invest in short term highly liquid investments. Currently, the Company's short term investments are in highly rated government securities. At November 30, 1999, the fair value of the Company's short term investments approximated its market value.

  The Company faces exposure to movements in foreign currency exchange rates. The Company does not use derivative financial instruments or other financial instruments to hedge economic exposures or for trading. The Company's primary exposures have been related to the operations of its European subsidiaries. In 1999, the net impact of foreign currency charges was not material.

                     DATA TRANSLATION, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
Report of Independent Public Accountants.................................  F-2
Consolidated Balance Sheets as of November 30, 1999 and 1998.............  F-3
Consolidated Statements of Operations for the Years Ended
     November 30, 1999, 1998, and 1997...................................  F-4
Consolidated Statements of Stockholders' Investment for the Years Ended
     November 30, 1999, 1998, and 1997...................................  F-5
Consolidated Statements of Cash Flows for the Years Ended
     November 30, 1999, 1998, and 1997...................................  F-6
Notes to Consolidated Financial Statements...............................  F-7

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Data Translation, Inc.:

  We have audited the accompanying consolidated balance sheets of Data Translation, Inc. (a Delaware corporation) and subsidiaries as of November 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' investment and cash flows for each of the three years in the period ended November 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with auditing standards acceptable in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Data Translation, Inc. and subsidiaries as of November 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 1999, in conformity with accounting principles generally accepted in the United States.


                                  Arthur Andersen LLP

Boston, Massachusetts
January 3, 2000

                    DATA TRANSLATION, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                    November 30,
                                                       --------------------------------------
                                                             1999                1998
                                                       ------------------  ------------------
CURRENT ASSETS:
  Cash and cash equivalents ..........................   $  3,989,000         $  2,780,000
  Marketable securities ..............................        109,000                 --
  Accounts receivable, net of reserves of $289,000
    and $397,000 in 1999 and 1998, respectively ......      2,035,000            1,763,000
  Inventories ........................................      1,294,000            1,202,000
  Prepaid expenses ...................................        357,000              378,000
                                                         ------------         ------------
     Total current assets ............................      7,784,000            6,123,000

Property and equipment, net ..........................      1,243,000            1,328,000
Other assets, net ....................................         22,000              125,000
                                                         ------------         ------------
     Total Assets ....................................   $  9,049,000         $  7,576,000
                                                         ============         ============

CURRENT LIABILITIES:
  Accounts payable ...................................   $    646,000         $    256,000
  Accrued expenses ...................................      2,150,000            1,765,000
                                                         ------------         ------------
     Total current liabilities .......................      2,796,000            2,021,000

Deferred income taxes ................................          3,000                3,000

Commitments and Contingencies (Note 6)

STOCKHOLDERS' INVESTMENT:
  Preferred stock, $.01 par value--
    Authorized: 5,000,000 shares, none issued and
    outstanding ......................................           --                   --
  Common stock, $.01 par value--
    Authorized: 30,000,000 shares, 2,160,780 and
    2,096,920 shares issued in 1999 and 1998,
    respectively; 2,175,780 and 2,096,920 shares
    outstanding in 1999 and 1998, respectively .......         22,000               21,000
Treasury stock, common, at cost,
    15,000 and 0 shares in 1999 and 1998, respectively        (43,000)                --
Additional paid-in capital ...........................     12,891,000           12,764,000
Accumulated deficit ..................................     (6,569,000)          (7,231,000)
Cumulative translation adjustment ....................        (51,000)              (2,000)
                                                         ------------         ------------
     Total stockholders' investment ..................      6,250,000            5,552,000
                                                         ------------         ------------
     Total Liabilities and Stockholders' Investment ..   $  9,049,000         $  7,576,000
                                                         ============         ============

The accompanying notes are an integral part of these consolidated financial statements.

                    DATA TRANSLATION, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                  Fiscal Years Ended November 30,
                                                     ---------------------------------------------------------
                                                           1999                1998                1997
                                                     -----------------  ------------------  ------------------

Net sales ..........................................   $ 16,254,000         $ 16,781,000        $ 20,452,000
Cost of sales ......................................      7,048,000            8,070,000           9,932,000
                                                       ------------         ------------        ------------
      Gross profit .................................      9,206,000            8,711,000          10,520,000
Research and development expenses ..................      2,569,000            2,444,000           3,808,000
Selling and marketing expenses .....................      4,100,000            5,621,000          10,481,000
General and administrative expenses ................      1,943,000            2,001,000           2,426,000
                                                       ------------         ------------        ------------
     Income (loss) from operations .................        594,000           (1,355,000)         (6,195,000)
Interest income ....................................        100,000              149,000             269,000
Other expense, net .................................           --                (46,000)            (53,000)
                                                       ------------         ------------        ------------
     Income (loss) before provision for income taxes        694,000           (1,252,000)         (5,979,000)
Provision for income taxes .........................         32,000                 --                  --
                                                       ------------         ------------        ------------
     Net income (loss) .............................   $    662,000         $ (1,252,000)       $ (5,979,000)
                                                       ============         ============        ============
Basic net income (loss) per common share ...........   $       0.31         $      (0.60)       $      (2.94)
                                                       ============         ============        ============
Diluted net income (loss) per common and potential
common share .......................................   $       0.30         $      (0.60)       $      (2.94)
                                                       ============         ============        ============
Basic weighted average number of common shares
outstanding ........................................      2,123,000            2,083,000           2,033,000
                                                       ============         ============        ============

Diluted weighted average number of common and
potential common shares outstanding ................      2,232,000            2,083,000           2,033,000
                                                       ============         ============        ============

The accompanying notes are an integral part of these consolidated financial statements.

                    DATA TRANSLATION, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT

                                       Common Stock                       TREASURY STOCK
                                 ----------------------              ----------------------
                                                          ADDITIONAL
                      INVESTMENT     NUMBER    $.01 PAR    PAID-IN      NUMBER
                       BY PARENT    OF SHARES   VALUE      CAPITAL     OF SHARES    AMOUNT
                   ---------------------------------------------------------------------------
BALANCE, NOVEMBER
30, 1996              $  3,822,000          --   $    --   $        --        --  $      --
Contribution  from
Parent............       8,827,000          --        --            --        --         --
Dividend
distribution of
Investment by
Parent ............    (12,649,000)  2,022,021    20,000    12,629,000        --         --
Proceeds from
stock
plans..............            --      26,744        --        62,000         --         --
Translation
adjustment.........            --          --        --            --         --         --
Net
loss...............            --          --        --            --         --         --
-------------------------------------------------------------------------------------------
TOTAL
COMPREHENSIVE LOSS
BALANCE, NOVEMBER              --   2,048,765    20,000    12,691,000         --         --
30, 1997
Proceeds from
stock
plans.........                 --      48,155     1,000        73,000         --         --
Translation
adjustment.........            --          --        --            --         --         --
Net
loss...............            --          --        --            --         --         --
                   ---------------------------------------------------------------------------

TOTAL
COMPREHENSIVE LOSS
BALANCE, NOVEMBER              --   2,096,920   $21,000    12,764,000         --         --
30, 1998
Proceeds from
stock
plans.........                 --      78,860     1,000       127,000         --         --
Purchase of
treasury
stock.........                 --          --        --            --     15,000    (43,000)
Translation
adjustment.........            --          --        --            --         --         --
Net
income.............            --          --        --            --         --         --
                   ---------------------------------------------------------------------------

TOTAL
COMPREHENSIVE
INCOME

BALANCE, NOVEMBER    $         --   2,175,780   $22,000   $12,891,000     15,000   $(43,000)
30, 1999
                   ===========================================================================


                                   CUMULATIVE       TOTAL         COMPREHENSIVE INCOME
                    ACCUMULATED   TRANSLATION   STOCKHOLDERS'            (LOSS)
                      DEFICIT      ADJUSTMENT     INVESTMENT
                   ---------------------------------------------------------------------------
BALANCE, NOVEMBER   $        --      $(31,000)    $ 3,791,000       $                 --
30, 1996
Contribution  from
Parent............           --            --       8,827,000                         --
Dividend
distribution of
Investment by
Parent.............          --            --              --                         --
Proceeds from
stock
plans..............          --            --          62,000                         --
Translation
adjustment.........          --        28,000          28,000                     28,000
Net
loss...............  (5,979,000)           --      (5,979,000)                (5,979,000)
------------------------------------------------------------------------------------------
TOTAL                                                                       $( 5,951,000)
COMPREHENSIVE LOSS
BALANCE, NOVEMBER    (5,979,000)       (3,000)      6,729,000                         --
30, 1997
Proceeds from
stock
plans.........               --            --          74,000                         --
Translation
adjustment.........          --         1,000           1,000                      1,000
Net
loss...............  (1,252,000)           --      (1,252,000)                (1,252,000)
                   ---------------------------------------------------------------------

TOTAL                                                                       $(1,251,000)
COMPREHENSIVE LOSS
BALANCE, NOVEMBER    (7,231,000)       (2,000)      5,552,000                         --
30, 1998
Proceeds from
stock
plans.........               --            --         128,000                         --
Purchase of
treasury
stock.........               --            --         (43,000)                        --
Translation
adjustment.........          --       (49,000)        (49,000)                   (49,000)
Net
income.............     662,000            --         662,000                    662,000
-----------------------------------------------------------------------------------------
TOTAL                                                                       $    613,000
COMPREHENSIVE
INCOME
                                                             ===========================
BALANCE, NOVEMBER
30, 1999            $(6,569,000)     $(51,000)    $ 6,250,000
                   =====================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                    DATA TRANSLATION, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                  Fiscal Years Ended November 30,
                                                     ----------------------------------------------------------
                                                           1999                1998                 1997
                                                     -----------------  -------------------  ------------------

Cash Flows from Operating Activities:
 Net income (loss).................................       $   662,000        $(1,252,000)         $(5,979,000)
 Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities
  Depreciation and amortization ...................           879,000          1,049,000            1,214,000
  Loss on disposal of equipment ...................             6,000               --                  7,000
  Reserve for doubtful accounts ...................          (108,000)             8,000              257,000
  Changes in current assets and liabilities:
    Accounts receivable ...........................          (164,000)           983,000             (270,000)
    Inventories ...................................           (92,000)           205,000               83,000
    Prepaid expenses ..............................            21,000             52,000              260,000
    Net liabilities of discontinued
     operations ...................................              --           (1,424,000)                --
    Accounts payable ..............................           390,000             82,000             (203,000)
    Due to related party ..........................              --             (546,000)             546,000
    Accrued expenses ..............................           387,000             82,000             (256,000)
                                                          -----------        -----------          -----------
     Net cash provided by (used in) operating
     activities ...................................         1,981,000           (761,000)          (4,341,000)
                                                          -----------        -----------          -----------
Cash Flows from Investing Activities:
 Purchases of property and equipment ..............          (679,000)          (407,000)            (588,000)
 Purchase of marketable securities ................          (109,000)              --                   --
 Increase in other assets .........................           (18,000)           (50,000)             (70,000)
                                                          -----------        -----------          -----------
     Net cash used in investing activities ........          (806,000)          (457,000)            (658,000)
                                                          -----------        -----------          -----------
Cash Flows from Financing Activities:
 Contribution from Parent .........................              --                 --              8,827,000
 Purchase of treasury stock .......................           (43,000)              --                   --
 Proceeds from stock plans ........................           128,000             74,000               62,000
                                                          -----------        -----------          -----------
     Net cash provided by financing
     activities ...................................            85,000             74,000            8,889,000
Exchange Rate Effects .............................           (51,000)             2,000               31,000
                                                          -----------        -----------          -----------
Net increase (decrease) in cash and cash
 equivalents ......................................         1,209,000         (1,142,000)           3,921,000
Cash and cash equivalents, beginning of period ....         2,780,000          3,922,000                1,000
                                                          -----------        -----------          -----------
Cash and cash equivalents, end of period ..........       $ 3,989,000        $ 2,780,000          $ 3,922,000
                                                          ===========        ===========          ===========
Supplemental Disclosure of Cash Flow Information:
  Cash paid for income taxes ......................       $      --          $      --            $      --
                                                          ===========        ===========          ===========
  Cash paid for interest ..........................       $      --          $      --            $      --
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

  The Company designs, develops and manufactures high performance data acquisition and imaging products for use with personal computers. The Company's principal products are digital signal processing boards and software, which receive analog signals, convert them to digital form and process the digital data.

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

  The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under this standard, the Company is required to classify all investments in debt and equity securities into one or more of the following three categories: held-to-maturity, available-for-sale or trading. The Company's marketable securities mature in April 2000 and are classified as held-to-maturity as the Company has the positive intent and ability to hold to maturity. Marketable securities are reported at amortized cost. The Company's cash equivalents and marketable securities are invested in highly rated government securities.

                    DATA TRANSLATION, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


 (c) Inventories

  Inventories are stated at the lower of first-in, first-out ("FIFO") cost or market and consist of the following:


                                 November 30,
                          --------------------------
                              1999          1998
                          ------------  ------------
Raw materials ............  $  899,000    $  817,000
Work-in-process ..........      89,000        54,000
Finished goods ...........     306,000       331,000
                            ----------    ----------
                            $1,294,000    $1,202,000
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

Description                     Useful Lives
---------------------------------------------
Machinery and equipment........ 3 to 7 years
Furniture and fixtures......... 7 years
Vehicles....................... 3 years

  Leasehold improvements are amortized over the shorter of their economic life or the life of the lease.


 (e) Property and Equipment

  Property and equipment are stated at cost, less accumulated depreciation and amortization, and consist of the following:

                                                           November 30,
                                                   ----------------------------
                                                       1998           1998
                                                   -------------  -------------
   Machinery and equipment.........................  $15,671,000    $14,930,000
   Furniture and fixtures..........................    2,076,000      2,136,000
   Vehicles........................................      117,000        103,000
   Leasehold improvements..........................    2,424,000      2,497,000
                                                     -----------    -----------
                                                      20,288,000     19,666,000
   Less--Accumulated depreciation and amortization    19,045,000     18,338,000
                                                     -----------    -----------
                                                     $ 1,243,000    $ 1,328,000
                                                     ===========    ===========


 (f) Foreign Currency

  The Company translates the assets and liabilities of its foreign subsidiaries at the rates of exchange in effect at year-end. Revenues and expenses are translated using exchange rates in effect during the year. Gains and losses from foreign currency translation are credited or charged to "Cumulative translation adjustment" included in stockholders' investment in the accompanying consolidated balance sheets. Foreign currency transaction gains and

                    DATA TRANSLATION, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

losses are included in "Other expense" in the accompanying consolidated statements of operations. Foreign currency transaction gains and losses were not significant for the years ended November 30, 1999, 1998 or 1997.


 (g) Revenue Recognition

  The Company recognizes revenue when products are shipped, provided that no significant vendor or postcontract support obligations remain outstanding and collection of the resulting receivable is deemed to be probable.

 (h) Research and Development Costs

  The Company charges research and development costs to operations as incurred. However, in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, the Company capitalizes certain computer software development costs upon establishing technological feasibility. Capitalized costs, net of accumulated amortization, were approximately $0 and $121,000 as of November 30, 1999 and 1998, respectively, and are included in other assets. These costs are amortized on a straight-line basis over the lesser of two years or the economic life of the product. Amortization expense, included in cost of sales in the accompanying consolidated statements of operations, was $121,000, $120,000 and $135,000 in 1999, 1998 and
1997, respectively.

 (i) Concentration of Credit Risk

  SFAS No. 105, Disclosure of Information About Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance sheet and credit risk concentrations. The Company has no significant off-balance sheet risk or concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements. Financial instruments that subject the Company to credit risk consist primarily of trade accounts receivable. As of November 30, 1999 and 1998, no customers accounted for greater than 10% of accounts receivable. For the years ended November 30, 1999, 1998 and 1997, no customers accounted for greater than 10% of revenues.


 (j) Disclosure About Fair Value of Financial Instruments

  SFAS No. 107, Disclosure About Fair Market Value of Financial Instruments, requires disclosure of estimated fair values for certain financial instruments. The Company's financial instruments include accounts receivable and accounts payable. The carrying amounts of these financial instruments approximate their fair value.


 (k) Stock-Based Compensation

  The Company accounts for its stock-based compensation under Accounting Principle Board Opinion No. 25, Accounting for Stock Issued to Employees, and complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 establishes a fair-value-based method of accounting for stock-based compensation plans.

 (l) Long-Lived Assets

  The Company follows the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of, and reviews its long-lived assets for impairment as events and circumstances indicate that the carrying amount of an asset may not be receivable. Management believes that as of November 30, 1999, none of the Company's long-lived assets was impaired.

                    DATA TRANSLATION, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)


 (m) Comprehensive Income

  SFAS No. 130, Reporting Comprehensive Income, requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Comprehensive income consists of the net income (loss) plus the company's translation adjustment accounts (see Note 2 (f)) and is disclosed in the accompanying consolidated statements of stockholders' investment.

 (n) Disclosures about Segments of an Enterprise

  The Company has adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, in the fiscal year ended November 30, 1999. SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate financial information is available for evaluation by the chief decision maker, or decision making group, in making decisions how to allocate resources and assess performance. The Company's chief operating decision-maker, as defined under SFAS No. 131, is the Chief Executive Officer. (see Note 8).

 (o) New Accounting Standards

  In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Pursuant to SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB No. 133, SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 is not expected to have a material impact on the Company's financial statements.

  In March 1999, the FASB issued a proposed interpretation, Accounting for Certain Transactions Involving Stock Compensation-An Interpretation of APB Opinion No. 25. The proposed interpretation would clarify the application of Opinion 25 in certain situations, as defined. The proposed interpretation would be effective upon issuance (expected to be in early 2000) but would cover certain events that occur after December 15, 1998, but before issuance of the final interpretation, the effects of applying this proposed interpretation would be recognized on a prospective basis from the effective date. Accordingly, upon initial application of the final interpretation, (a) no adjustments would be made to financial statements for periods before the effective date and (b) no expense would be recognized for any additional compensation cost measured that is attributable to periods before the effective date. The Company expects that the adoption of the Interpretation would affect the accounting for stock options repriced during the fiscal year 1999 (see Note 4(e)).


 (p) Use of Estimates

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

                    DATA TRANSLATION, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)


3.   NET LOSS PER COMMON SHARE

  Prior to the Distribution, the Company had 100 shares of common stock outstanding, all of which were owned by Parent. Effective with the Distribution discussed in Note 1(a), the stockholders of Parent received one share of the common stock of the Company for each four shares of common stock held of Parent.

  The Company applies SFAS No. 128, Earnings Per Share. This statement established standards for computing and presenting earnings per share and applies to entities with publicly traded common stock or potential common stock.

  Basic earnings per share was determined by dividing net income (loss) by the weighted average common shares outstanding during the period. Diluted earnings per share was determined by dividing net income (loss) by diluted weighted average shares outstanding. Diluted weighted average shares reflects the dilutive effect, if any, of potential common stock. Potential common stock includes common stock options to purchase common stock to the extent their effect is dilutive. Basic net loss per share is the same as diluted net loss per share for the years ended November 30, 1998 and 1997 as the effects of the potential common stock are antidilutive.

A reconciliation of basic and diluted weighted average shares outstanding is as follows:

                                                      YEARS ENDED NOVEMBER 30,
                                     ----------------------------------------------------------
                                              1999               1998               1997
                                     --------------------  -----------------  -----------------
Basic weighted average shares
outstanding........................            2,123,000          2,083,000          2,033,000

Weighted average common
equivalent shares..................              109,000                 --                 --
                                               ---------          ---------          ---------
Diluted weighted average
shares outstanding................             2,232,000          2,083,000          2,033,000
                                               =========          =========          =========

Diluted weighted average shares outstanding do not include approximately 14,100, 125,777, and 93,141 shares of potential common stock for the years ended November 30, 1999, 1998 and 1998, respectively, as their effect would be antidilutive.

4.   STOCKHOLDERS' INVESTMENT

  (a) Stock Purchase Rights Plan

  On April 14, 1999, the Board of Directors of Data Translation, Inc. declared a special dividend distribution (a right) for each outstanding share of common stock of the Company outstanding as of April 30, 1999. The rights will become exercisable only if a person or group (i) acquires 15 percent or more of the Company's common stock, or (ii) announces a tender offer that would result in ownership of 15 percent or more of the common stock. Each right would entitle a stockholder to buy one one-hundredth of a share of preferred stock. Once a person or group has acquired 15 percent or more of the outstanding common stock of the Company, each right may entitle its holder (other than the 15 percent person or group) to purchase $21.00 worth of newly issued shares of common stock of the Company (or of any company that acquires Data Translation) at a price equal to 50 percent of their current market price. The rights are redeemable at the option of the Board of Directors up until ten days after public announcement that any person or group has acquired 15 percent or more of Data Translation's common stock. The redemption price is $0.001 per right. The rights will expire on April 30, 2009, unless redeemed prior to that date. Distribution of the rights is not taxable to stockholders.

                    DATA TRANSLATION, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

  (b)  Stock Option Plans

  REPLACEMENT STOCK OPTION PLAN

  Effective December 2, 1996, the Company's Board of Directors adopted the Company's Replacement Stock Option Plan (the "Replacement Plan"). The Replacement Plan provided for the issuance of options to purchase shares of the Company's common stock (the "Replacement Options") to holders of options to purchase shares of Parent Stock that were granted under Parent Plans and which were outstanding on the Distribution Date (the "Parent Options") as part of an adjustment to the Parent Options. The Company has authorized the issuance of up to 275,000 shares of the Company's common stock under the Replacement Plan, of which options for 264,794 shares of common stock were granted as of November 30, 1999. No additional options may be granted under the Replacement Plan.

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

  1996 PLAN

  Effective with the Distribution, the Company adopted the 1996 Stock Option Plan (the "1996 Plan") for its key employees, directors, and others, which permits the grant of stock options as approved by the Company's Board of Directors. Under the 1996 Plan, 500,000 shares of common stock have been reserved for issuance. Options granted pursuant to the 1996 Plan may, at the discretion of the Board, be incentive stock options as defined by the Internal Revenue Code. Subject to the provisions of the 1996 Plan, options granted are at a price as specified by the Board. The Board will determine when the options will vest and expire, but in no event will the option period exceed ten years. As of November 30, 1999, 88 shares of common stock were available for future issuance under the 1996 Plan.

The stock option activity under the Replacement Plan and the 1996 Plan for the three years ended November 30, 1999 follows:

                                                       NUMBER OF OPTIONS     EXERCISE PRICE    WEIGHTED AVERAGE
                                                                                 RANGE
Outstanding, November 30, 1996.........                                -    $       -  $                   $   -
  Granted under the Replacement
      Plan.....................................                  264,794    $ 0.52  -  $ 5.08              $3.08
  Granted under the 1996 Plan..................                  167,125    $ 3.00  -  $ 4.00              $3.26
  Exercised....................................                  (13,035)   $ 0.52  -  $ 3.15              $1.63
  Expired/canceled.............................                  (43,035)   $ 0.52  -  $ 5.08              $3.09
                                                    ------------------------------------------------------------
Outstanding, November 30, 1997.................                  375,254    $ 0.52  -  $ 5.08              $3.21
  Granted under the 1996 Plan..................                  137,200    $ 1.31  -  $ 2.41              $2.11
  Exercised....................................                   (9,830)   $ 0.81  -  $ 3.00              $0.82
  Expired/canceled.............................                 (107,894)   $ 0.52  -  $ 5.08              $2.69
                                                    ------------------------------------------------------------
Outstanding, November 30, 1998.................                  394,730    $ 0.61  -  $ 5.08              $3.03
  Granted under the 1996 Plan..................                  396,450    $ 1.50  -  $ 5.53              $3.11
  Exercised....................................                  (53,228)   $ 0.61  -  $ 4.11              $2.03
  Expired/canceled.............................                 (238,040)   $ 0.97  -  $ 5.08              $2.51
                                                    ------------------------------------------------------------
Outstanding, November 30, 1999.................                  499,912    $ 1.44  -  $ 5.53              $3.24
                                                    ============================================================
Exercisable, November 30, 1999.................                   54,388    $ 1.44  -  $ 5.53              $2.68
                                                    ============================================================

                    DATA TRANSLATION, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

  (b)  Employee Stock Purchase Plan

  Effective with the Distribution, the Company established an Employee Stock Purchase Plan (the "ESPP") which permits the eligible employees of the Company and its subsidiaries to purchase shares of the Company's common stock, at 85% of the lower of the Company's closing market price on the first day or last day of the applicable six-month period. Employees may participate in the ESPP through regular monthly payroll deductions of up to 10% of their pre-tax gross salary. Subject to adjustment for stock splits, stock dividends and similar events, a maximum of 150,000 shares of common stock may be issued under the ESPP. Through November 30, 1999, 77,666 shares of common stock have been purchased under the ESPP.


                    DATA TRANSLATION, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (CONTINUED)


  (c) Stock-Based Compensation

   The Company has computed the pro forma disclosure required under SFAS No. 123 for all stock compensation plan grants during the years ended November 30, 1999, 1998 and 1997 using the Black-Scholes option pricing model prescribed by SFAS No. 123. The assumptions used in 1999, 1998 and 1997 are as follows: dividend yield of 0% for all years; expected volatility of 95.8%, 95.0% and 91.5%, risk-free interest rates of 4.48% - 5.92%, 5.52% - 5.86%, and 6.33% - 6.76%; and
expected lives of 5, 6 and 4 years, respectively. The weighted average grant date fair value of options granted during 1999, 1998 and 1997 was $3.11, $1.87 and $2.07, respectively. The weighted average remaining contractual life of outstanding options at November 30, 1999 was 4.1 years.

   Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have been decreased (increased) to the following pro forma amounts for the years ended November 30, 1999, 1998 and 1997, as follows:

                                                                    YEARS ENDED NOVEMBER 30,
                                                                    -----------------------
                                                           1999                1998                  1997
                                                      ---------------  --------------------  --------------------

Net income (loss), as                                        $662,000          $(1,252,000)          $(5,979,000)
reported............................................
Pro forma net income (loss), as
adjusted............................................         $292,000          $(1,411,000)          $(6,083,000)
Basic net income (loss) per common and
potential common shares outstanding:
   As reported......................................         $   0.31          $     (0.60)          $     (2.94)
   Pro forma........................................         $   0.14          $     (0.68)          $     (2.99)
Diluted net income (loss) per common and
potential common shares outstanding:
   As  reported.....................................         $   0.30          $     (0.60)          $     (2.94)
   Pro forma........................................         $   0.13          $     (0.68)          $     (2.99)


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

  (d) Stock Buyback Plan

   On March 26, 1999, the Company announced that its Board of Directors had approved the "Stock Buyback Plan", which allows for the purchase of up to $1,000,000 of its shares of common stock over the remainder of the calendar year. Purchases will be made at prevailing prices as market conditions and cash availability permit. As of November 30, 1999, the Company has purchased 15,000 shares of its Common Stock for an aggregate purchase price of $43,000.

                    DATA TRANSLATION, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (CONTINUED)

(e) Repricing

   In December 1998, the Company's Board of Directors authorized the repricing of options to purchase 100,000 shares of common stock at $1.50 per share. As discussed in Note 2(o), these options will be subject to variable plan accounting, as defined in the Proposed Interpretation, if the Interpretation is adopted in its current form.

5.   RETIREMENT PLAN

  The majority of the Company's employees were eligible to participate in Parent's employee savings plan (the "Savings Plan") in compliance with Section 401(k) of the Internal Revenue Code. Following the Distribution, the Company established a plan similar to the Savings Plan. The Savings Plan provides for annual Company contributions of up to 15% of the first 6% of total salary per participant. These contributions vest immediately. Contributions to the Savings Plan charged to operations with respect to Company's employees were $26,000, $56,000 and $61,000 in 1999, 1998 and 1997, respectively.

  The Company does not provide postretirement benefits to any employees as defined under SFAS No. 106, Employers Accounting for Postretirement Benefits Other Than Pensions.


6.   COMMITMENTS AND CONTINGENCIES


 (a) Contingencies

  From time to time, the Company is involved in disputes and/or litigation encountered in its normal course of business. The Company does not believe that the ultimate impact of the resolution of such matters will have a material adverse effect on the Company's financial condition or results of operations.

 (b) Lease Commitments

  The Company has operating lease agreements expiring December 1, 2009 for a building and property owned by a related party trust. The agreements provide for aggregate minimum annual rental payments plus other expenses of the lessor on a net basis. Total rental expense charged to operations on these leases included in the accompanying consolidated statements of operations, net of sub-lease and rent allocations, was approximately $254,000, $335,000 and $359,000 for each of the years ended November 30, 1999, 1998 and 1997, respectively.

  In addition, the Company leases sales facilities and equipment under leases expiring through 2001. Rent expense, net of sub-lease and rent allocations to Parent, under these agreements totaled $152,000, $146,000 and $193,000 in the years ended November 30, 1999, 1998 and 1997, respectively. Future minimum lease payments, net of estimated sub-lease payments to be received, under all operating leases are as follows:

FISCAL YEARS ENDED NOVEMBER 30,               AMOUNT
----------------------------------------  -------------
   2000.................................    $   357,000
   2001.................................        252,000
   2002.................................        514,000
   2003.................................      1,159,000
   2004.................................      1,252,000
   Thereafter...........................      6,500,000
                                            -----------
   Total minimum lease payments.........    $10,034,000
                                            ===========

                    DATA TRANSLATION, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (CONTINUED)


7.    INCOME TAXES

  The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, whereby a deferred tax asset or liability is recognized for the expected future tax consequences of temporary differences between the financial statement and the tax bases of the assets and liabilities.

  The components of the income tax provision are approximately as follows:
                              FISCAL YEARS ENDED
                                 NOVEMBER 30,
                       1999          1998         1997
                  --------------  -----------  -----------
  Federal:
     Current         $32,000        $  --        $  --
                  ==============  ===========  ===========

   The difference in the combined federal and state tax rate of 40% and the effective tax rate during 1999 is due to the Company's use of federal and state net operating loss carryforwards. At November 30, 1999, the Company had approximately $5,364,000 of federal and state net operating loss carryforwards available to offset future taxable income, which expire in varying amounts beginning in 2019.

Deferred income taxes related to the following temporary differences are as follows:

                                               November 30,
                                   ------------------------------------
                                      1999        1998         1997
                                   ----------  -----------  -----------
   Net operating loss...........   $2,145,000  $2,108,000   $1,732,000
   Depreciation.................      188,000     348,000      519,000
   Nondeductible accruals.......      650,000     700,000      694,000
   Capitalized software costs...           --     (56,000)     (77,000)
                                   ----------  ----------   ----------
                                    2,983,000   3,100,000    2,868,000
                                   ==========  ==========   ==========

Due to the uncertainty surrounding the timing of realizing the benefits of its favorable tax attributes in future income tax returns the Company has placed a valuation allowance against its otherwise recognizable deferred tax assets.

                    DATA TRANSLATION, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (CONTINUED)


8.   SEGMENT AND GEOGRAPHIC INFORMATION

     (a)  Segment Reporting

The Company's reportable segments are Core and Broadway. The Core segment is comprised of the imaging and data acquisition business which consists of plug-in cards and Windows-based software that provide an integrated, high performance system solution to the general scientific and measurement marketplace. The Broadway segment is comprised of a plug-in video capture card, Broadway, which is a high-performance video capture and encoding system for Windows 98 and Windows NT PCs. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on revenues and operating margin. Revenues are attributed to geographic areas based on where the customer is located. Segment information for the years ended November 30, 1999, 1998 and 1997 is as follows:

                                                           CORE           BROADWAY         TOTAL
                                                      ---------------  --------------  --------------
FISCAL 1999
Revenues from unaffiliated customers.............         $14,221,000    $ 2,033,000      $16,254,000
Cost of revenue..................................           5,991,000      1,057,000        7,048,000
Research and development.........................           2,312,000        257,000        2,569,000
                                                          -----------    -----------      -----------
Operating margin (1).............................         $ 5,918,000    $   719,000      $ 6,637,000
                                                          ===========    ===========      ===========
FISCAL 1998
Revenues from unaffiliated customers.............         $14,340,000    $ 2,441,000      $16,781,000
Cost of revenue..................................           6,749,000      1,321,000        8,070,000
Research and development.........................           1,768,000        676,000        2,444,000
                                                          -----------    -----------      -----------
Operating margin (1).............................         $ 5,823,000    $   444,000      $ 6,267,000
                                                          ===========    ===========      ===========
FISCAL 1997
Revenues from unaffiliated customers.............         $17,200,000    $ 3,252,000      $20,452,000
Cost of revenue..................................           7,679,000      2,253,000        9,932,000
Research and development.........................           2,528,000      1,280,000        3,808,000
                                                          -----------    -----------      -----------
Operating margin (1).............................         $ 6,993,000     ($ 281,000)     $ 6,712,000
                                                          ===========    ===========      ===========

(1) The Operating Margins reported reflect only the expenses of the line of business and do not represent the actual margins for each operating segment since they do not contain an allocation for selling and marketing, general and administrative, development and other corporate expenses incurred in support of the line of business.

  PROFIT RECONCILIATION:

                                                                  Fiscal Years Ended November 30,
                                                     ----------------------------------------------------------
                                                            1999                1998                1997
                                                     ------------------  ------------------  ------------------

Total operating margin for reportable segments...          $ 6,637,000         $ 6,267,000        $  6,712,000
Selling and marketing expenses...................           (4,100,000)         (5,621,000)        (10,481,000)
General and administrative expenses..............           (1,943,000)         (2,001,000)         (2,426,000)
Interest income..................................              100,000             149,000             269,000
Other expense, net...............................                   --             (46,000)            (53,000)
                                                           -----------         -----------        ------------
     Income (loss) before provision for income
       taxes.....................................          $   694,000         $(1,252,000)       $ (5,979,000)
                                                           ===========        ============         ===========

                    DATA TRANSLATION, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (CONTINUED)


   (b) Geographic Information

                                                                         UNITED
                                                      UNITED STATES      KINGDOM       GERMANY     ELIMINATIONS   CONSOLIDATED
                                                      --------------  -------------  ------------  -------------  -------------
FISCAL 1999
Sales to unaffiliated customers(1)...............       $12,136,000      $1,529,000   $2,589,000    $        --    $16,254,000
Sales or transfers between geographic areas......         1,835,000              --           --     (1,835,000)            --
                                                        -----------      ----------   ----------    -----------    -----------
Total net sales..................................       $13,971,000      $1,529,000   $2,589,000    $(1,835,000)   $16,254,000
                                                        ===========      ==========   ==========    ===========    ===========
Income (loss) from continuing operations before
    provision for income taxes...................       $   673,000      $   68,000   $   68,000    $  (115,000)   $   694,000
                                                      =============      ==========   ===========   ===========    ===========
Long-lived assets................................       $ 1,163,000      $   76,000   $   17,000    $   (13,000)   $ 1,243,000
                                                        ===========      ==========   ==========    ===========    ===========
FISCAL 1998
Sales to unaffiliated customers(1)...............       $13,054,000      $1,533,000   $2,194,000    $        --    $16,781,000
Sales or transfers between geographic areas......         1,755,000              --           --     (1,755,000)            --
                                                        -----------      ----------   ----------    -----------    -----------
Total net sales..................................       $14,809,000      $1,533,000   $2,194,000    $(1,755,000)   $16,781,000
                                                        ===========      ==========   ==========    ===========    ===========
Income (loss) from continuing operations before
    provision for income taxes...................       $(1,229,000)     $   12,000   $   32,000    $   (67,000)   $(1,252,000)
                                                        ===========      ==========   ==========    ===========    ===========
Long-lived assets................................       $ 1,255,000      $   68,000   $   18,000    $   (13,000)   $ 1,328,000
                                                        ===========      ==========   ==========    ===========    ===========
FISCAL 1997
Sales to unaffiliated customers(1)...............       $17,133,000      $1,447,000   $1,872,000    $        --    $20,452,000
Sales or transfers between geographic areas......         1,616,000              --           --     (1,616,000)            --
                                                        -----------      ----------   ----------    -----------    -----------
Total net sales..................................       $18,749,000      $3,319,000   $3,319,000    $(1,616,000)   $20,452,000
                                                        ===========      ==========   ==========    ===========    ===========
Income (loss) from continuing operations before
    provision for income taxes...................       $(5,913,000)     $   33,000   $  (25,000)   $   (74,000)   $(5,979,000)
                                                        ===========      ==========   ===========   ===========    ===========
Long-lived assets................................       $ 1,765,000      $   71,000   $   28,000    $   (13,000)   $ 1,851,000
                                                        ===========      ==========   ==========    ===========    ===========

(1) Foreign sales from the United States to unaffiliated customers for the years ended November 30, 1999, 1998 and 1997 were approximately $3,309,000, $2,655,000 and $3,622,000, respectively.

9.   ACCRUED EXPENSES

  Accrued expenses consist of the following:

                                                    November 30,
                                             ---------------------------
                                                 1999          1998
                                             ------------  -------------
   Payroll and related taxes...........        $  648,000     $  361,000
   Fringe benefits.....................           384,000        150,000
   Marketing...........................           128,000        109,000
   Other...............................           990,000      1,145,000
                                               ----------     ----------
                                               $2,150,000     $1,765,000
                                               ==========     ==========

10.   VALUATION AND QUALIFYING ACCOUNTS

  The following table sets forth activity in the Company's accounts receivable reserve account:

                                                                      BEGINNING    COST AND                  END OF
                             BALANCE AT                               ----------  -----------              ----------
--------------------------------------------------------------------   OF YEAR      EXPENSE    DEDUCTIONS    PERIOD
                                                                      ----------  -----------  ----------  ----------
  For the Year Ended November 30, 1997.....................             $132,000     $302,000    $ 45,000    $389,000
  For the Year Ended November 30, 1998.....................             $389,000     $ 60,000    $ 52,000    $397,000
  For the Year Ended November 30, 1999.....................             $397,000     $ 36,000    $144,000    $289,000

11.   SELECTED QUARTERLY INFORMATION (UNAUDITED)

FOR THE FISCAL QUARTERS ENDED:
                               FEBRUARY 28,   MAY 31,   AUGUST 31,   NOVEMBER 30,
                               -------------  --------  -----------  -------------
1999
----
Net sales                            $3,857    $4,079       $4,061         $4,257
Gross profit                          2,186     2,347        2,307          2,366
Loss from operations                     74       132          153            235
Net income                              102       156          177            227
Basic net income per share           $ 0.05    $ 0.07       $ 0.08         $ 0.11
Diluted net income per share         $ 0.05    $ 0.07       $ 0.08         $ 0.10

1998
----
Net sales                            $4,556    $4,435       $3,919         $3,871
Gross profit                          2,326     2,422        1,929          2,034
Loss from operations                   (299)     (233)        (797)           (26)
Net income (loss)                      (274)     (225)        (763)            10
Basic net loss per share             $(0.13)   $(0.11)      $(0.36)        $ 0.00
Diluted net loss per share           $(0.13)   $(0.11)      $(0.36)        $ 0.00

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.
                                    PART III


Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Directors. The information appearing under the caption "Nomination and Election of Directors" in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on April 6, 2000 (the "Proxy Statement") is incorporated herein by reference.

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

                                    PART IV

ITEM 14.   FINANCIAL STATEMENTS AND EXHIBITS.

  (a)(1) Financial Statements. The Index to Consolidated Financial Statements appears at page 17 of this Form 10-K.

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

 3.1    Certificate of Incorporation of Registrant1
 3.2    By-laws of Registrant1
 4.1    Specimen Stock Certificate of Common Stock (See also Exhibits 3.1 and
        3.2) 1
10.1    Distribution Agreement dated as of November 19, 1996 with Media 100
        Inc.2
10.2 Intellectual Property Agreement dated as of December 2, 1996 with Media 100 Inc.3
10.3 Corporate Services Agreement dated as of December 2, 1996 with Media 100 Inc.4
10.4    Use and Occupancy Agreement dated as of December 2, 1996 with Media 100
        Inc.5
10.5 Lease dated December 1, 1979, as amended, for Locke Drive with Nason Hill Trust1
10.6    1996 Stock Option Plan6
10.7    Employee Stock Purchase Plan7
10.8    Replacement Stock Option Plan8
10.9*   Software Bundling Master License Agreement1
10.10* Distribution Agreement dated June 26, 1996 by and between Data Translation, Inc. and DS Datenverarbeitung und Sensortechnik GmbH1
21      List of Subsidiaries of the Registrant
23.1    Consent of Arthur Andersen LLP
27      Financial Data Schedule
--------------
* Certain portions have been omitted and filed separately with the Securities and Exchange Commission.

1 Incorporated herein by reference to the Company's Registration Statement on Form 10 (No. 000-21367) filed with the Securities and Exchange Commission on November 26, 1996
2 Incorporated herein by reference to Exhibit 10.8.1 to the 1996 Annual Report on Form 10-K of Media 100 Inc. (File No. 0- 14779) filed with the Securities and Exchange Commission on February 28, 1997
3 Incorporated herein by reference to Exhibit 10.8.2 to the 1996 Annual Report on Form 10-K of Media 100 Inc. (File No. 0- 14779) filed with the Securities and Exchange Commission on February 28, 1997
4 Incorporated herein by reference to Exhibit 10.8.3 to the 1996 Annual Report on Form 10-K of Media 100 Inc. (File No. 0- 14779) filed with the Securities and Exchange Commission on February 28, 1997
5 Incorporated herein by reference to Exhibit 10.8.4 to the 1996 Annual Report on Form 10-K of Media 100 Inc. (File No. 0- 14779) filed with the Securities and Exchange Commission on February 28, 1997
6 Incorporated herein by reference to the Company's Registration Statement on Form S-8 (No. 333-16855) filed with the Securities and Exchange Commission on November 26, 1996
7 Incorporated herein by reference to the Company's Registration Statement on Form S-8 (No. 333-16857) filed with the Securities and Exchange Commission on November 26, 1996
8 Incorporated herein by reference to the Company's Registration Statement on Form S-8 (No. 333-16859) filed with the Securities and Exchange Commission on November 26, 1996

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                  Data Translation, Inc.


                        By: /s/ Alfred A. Molinari, Jr.
                            ---------------------------
                            ALFRED A. MOLINARI, JR.,
                            CHIEF EXECUTIVE OFFICER

Date:   February 28, 2000

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.

SIGNATURE                         TITLE                             DATE
----------------------------      -------------------------------   -----------------
/s/  Alfred A. Molinari, Jr.      Chief Executive Officer and       February 28, 2000
----------------------------           Chairman
ALFRED A. MOLINARI, JR.

/s/  Michael  A. DiPoto           Vice President, Finance and CFO  February 28, 2000
----------------------------
MICHAEL A. DIPOTO

/s/  Dr. David Cyganski           Director                         February 28, 2000
----------------------------
DR. DAVID CYGANSKI

/s/     D'Anne Hurd               Director                         February 28, 2000
----------------------------
D'ANNE HURD

                                 EXHIBIT INDEX

EXHIBIT
--------
 NUMBER                              DOCUMENT DESCRIPTION
--------  --------------------------------------------------------------------
      21  List of Subsidiaries of the Registrant
    23.1  Consent of Arthur Andersen LLP
      27  Financial Data Schedule