Form 10-Q
period 2000-02-29
DATA TRANSLATION INC /NEW/
filed 2000-04-14
CIK 1022693

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q



     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For The Quarterly Period Ended:  February 29, 2000
                                           -----------------

                                       or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For The Transition Period From ____ To ____

                        Commission File Number: 0-21367
                                                -------

                            DATA TRANSLATION, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                Delaware                                                  04-3332230
--------------------------------------------            ------------------------------------------------
(State or other jurisdiction of organization                 (I.R.S. Employer Identification Number)
        or incorporation)

                                100 Locke Drive
                            Marlboro, Massachusetts
       --------------------------------------------------------------
                   (Address of principal executive offices)

                                     01752
       --------------------------------------------------------------
                                   (Zip code)

                                (508) 481-3700
       --------------------------------------------------------------
             (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes        X                   No  ___________
            -----------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock,                  Outstanding at March 31, 2000
     $.01 Par Value                      2,193,122 shares

                    DATA TRANSLATION, INC. AND SUBSIDIARIES

                                     INDEX
                                     -----

                                                                                                             Page No.
                                                                                                             --------
Part I - Financial Information:
  Consolidated Balance Sheets as of February 29, 2000 and
    November 30, 1999..........................................................................................    3

  Consolidated Statements of Operations for the Three Months Ended
    February 29, 2000 and February 28, 1999....................................................................    4

  Consolidated Statements of Cash Flows for the Three Months Ended
    February 29, 2000 and February 28, 1999....................................................................    5

  Notes to Consolidated Financial Statements...................................................................    6

  Management's Discussion and Analysis of
    Financial Condition and Results of Operations..............................................................   10

Part II - Other Information....................................................................................   13

Signatures.....................................................................................................   14

PART I.  FINANCIAL INFORMATION

                    DATA TRANSLATION, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                             February 29,              November 30,
                                                                                2000                      1999
                                                                            -------------             --------------
Current Assets:
            Cash and cash equivalents                                     $      3,562,000         $       3,989,000
            Marketable securities                                                  109,000                   109,000
            Accounts receivable, net of reserves of
              $284,000 and $289,000 in 2000
              and 1999, respectively                                             1,872,000                 2,035,000
            Inventories                                                          1,325,000                 1,294,000
            Prepaid expenses                                                       544,000                   357,000
                                                                          ----------------         -----------------
                 Total current assets                                            7,412,000                 7,784,000

Property and equipment, net                                                      1,161,000                 1,243,000

Other assets - net                                                                  72,000                    22,000
                                                                          ----------------         -----------------

Total Assets                                                              $      8,645,000         $       9,049,000
                                                                          ================         =================

Current Liabilities:
            Accounts payable                                              $        681,000         $         646,000
            Accrued expenses                                                     1,606,000                 2,150,000
                                                                          ----------------         -----------------
                 Total current liabilities                                       2,287,000                 2,796,000

Deferred income taxes                                                                3,000                     3,000

Stockholders' Investment:
            Preferred stock, $.01 par value,                                            --                        --
                 Authorized - 5,000,000 shares, none issued
            Common stock, $.01 par value,
                 Authorized - 30,000,000 shares,
                 2,207,159 and 2,175,780 shares issued in 2000                      23,000                    22,000
                 and 1999, respectively
            Treasury stock, at cost,                                               (43,000)                  (43,000)
                 15,000 common shares                                           12,978,000                12,891,000
            Capital in excess of par value                                      (6,545,000)               (6,569,000)
            Accumulated deficit                                                    (58,000)                  (51,000)
            Cumulative translation adjustment                             ----------------         -----------------

                 Total stockholders' investment                                  6,355,000                 6,250,000
                                                                          ----------------         -----------------

Total Liabilities and Stockholders' Investment                            $      8,645,000         $       9,049,000
                                                                          ================         =================

 The accompanying notes are an integral part of these consolidated financial statements.

                    DATA TRANSLATION, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                          Three Months Ended
                                                                February 29,              February 28,
                                                                    2000                      1999
                                                              -----------------         -----------------
Net sales                                                     $       3,902,000         $       3,857,000

Cost of sales                                                         1,698,000                 1,671,000
                                                              -----------------         -----------------

     Gross profit                                                     2,204,000                 2,186,000

Research and development expenses                                       637,000                   611,000
Selling and marketing expenses                                        1,089,000                 1,002,000
General and administrative expenses                                     479,000                   499,000
                                                              -----------------         -----------------

     Income (loss) from operations                                       (1,000)                   74,000

Interest income                                                          25,000                    28,000
                                                              -----------------         -----------------

     Net income                                               $          24,000         $         102,000
                                                              =================         =================

Basic and diluted income per share                            $            0.01         $            0.05
                                                              =================         =================

Basic weighted average number
     of common shares outstanding                                     2,184,000                 2,104,000
                                                              =================         =================

Diluted weighted average number
     of common shares outstanding                                     2,440,000                 2,105,000
                                                              =================         =================


 The accompanying notes are an integral part of these consolidated financial statements.

                    DATA TRANSLATION, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Three Months Ended
                                                                        February 29,        February 28,
                                                                            2000               1999
                                                                      ----------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                          $         24,000    $      102,000
  Adjustments to reconcile net income to
   net cash (used in) provided by operating activities-
                Depreciation and amortization                                  213,000           171,000
                Reserve for doubtful accounts                                   (5,000)            6,000
                Change in assets and liabilities-
                  Accounts receivable                                          168,000          (185,000)
                  Inventories                                                  (31,000)           12,000
                  Prepaid expenses                                            (187,000)          (19,000)
                  Accounts payable                                              35,000           273,000
                  Accrued expenses                                            (544,000)           96,000
                                                                      ----------------    --------------

                Net cash (used in) provided by operating activities   $       (327,000)   $      456,000
                                                                      ----------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
                Purchases of property and equipment                           (131,000)           (2,000)
                Increase in other assets                                       (50,000)            4,000
                                                                      ----------------    --------------

                Net cash (used in) provided by investing activities   $       (181,000)   $        2,000
                                                                      ----------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
                Proceeds from stock plans                                       88,000            11,000
                                                                      ----------------    --------------

                Net cash provided by financing activities             $         88,000    $       11,000
                                                                      ----------------    --------------

EXCHANGE RATE EFFECTS                                                           (7,000)          (24,000)
                                                                      ----------------    --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  $       (427,000)   $      445,000

CASH AND CASH EQUIVALENTS, beginning of period                               3,989,000         2,780,000
                                                                      ----------------    --------------

CASH AND CASH EQUIVALENTS, end of period                              $      3,562,000    $    3,225,000
                                                                      ================    ==============


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

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the latest audited financial statements of Data Translation, Inc. and its subsidiaries (the "Company"), which are contained in the Company's 1999 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 28, 2000.

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

3. Segment Reporting and Geographic Information

     (a) Segment Reporting

     The Company adopted SFAS No. 131. Disclosures About Segments of an Enterprise and Related Information in the fiscal year ended November 30, 1999. SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate financial information is available for evaluation by the chief decision maker, or decision making group, in making decisions how to allocate resources and assess performance. The Company's chief operating decision-maker, as defined under SFAS No. 131, is the Chief Executive Officer.

     The Company's reportable segments are Core and Broadway(TM). The Core segment is composed of the imaging and data acquisition business which consists of plug-in cards and Windows-based software that provide an integrated, high performance system solution to the general scientific and measurement marketplace. The Broadway segment is composed of a plug-in video capture card, Broadway, which is a high-performance video capture and encoding system for Windows 98 and Windows NT PCs. The accounting policies of the segments are the same as those described in the summary of significant accounting policies contained in the Company's 1999 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 28, 2000. The Company evaluates performance based on revenues and operating margin. Revenues are attributed to geographic areas based on where the customer is located. Segment information for the three months ended February 29, 2000 and February 28, 1999 is as follows:

                                                           Core          Broadway         Total
                                                      ---------------  -------------  --------------
For the three months ended February 29, 2000
Revenues from unaffiliated customers...............        $3,443,000       $459,000      $3,902,000
Cost of revenue....................................         1,470,000        228,000       1,698,000
Research and development...........................           552,000         85,000         637,000
                                                           ----------       --------      ----------
Operating margin (1)...............................        $1,421,000       $146,000      $1,567,000
                                                           ==========       ========      ==========
For the three months ended February 28, 1999
Revenues from unaffiliated customers...............        $3,263,000       $594,000      $3,857,000
Cost of revenue....................................         1,414,000        257,000       1,671,000
Research and development...........................           517,000         94,000         611,000
                                                           ----------       --------      ----------
Operating margin (1)...............................        $1,332,000       $243,000      $1,575,000
                                                           ==========       ========      ==========

     (1) The Operating Margins reported reflect only the expenses of the line of business and do not represent the actual margins for each operating segment since they do not contain an allocation for selling and marketing, general and administrative and other corporate expenses incurred in support of the line of business.

     Profit Reconciliation:

                                                                           February 29,        February 28
                                                                               2000                1999
                                                                           ------------        ------------
Total operating margin for reportable segments....................         $  1,567,000        $  1,575,000
Selling and marketing expenses....................................           (1,089,000)         (1,002,000)
General and administrative expenses...............................             (479,000)           (499,000)
Interest income...................................................               25,000              28,000
                                                                           ------------        ------------
     Income (loss) before provision for income
       taxes......................................................         $     24,000        $    102,000
                                                                           ============        ============



   (b) Geographic Information

                                                                          United
                                                                          ------
                                                      United States       Kingdom         Germany       Eliminations   Consolidated
                                                      -------------      ---------       ---------      ------------   ------------
For the three months ended February 29, 2000
Sales to unaffiliated customers (1).................    $ 2,953,000     $   392,000     $   557,000     $        --     $3,902,000
Sales or transfers between geographic areas.........        467,000              --              --        (467,000)            --
                                                       ------------    ------------    ------------    ------------    ------------
Total net sales.....................................    $ 3,420,000     $   392,000     $   557,000     $  (467,000)    $ 3,902,000
                                                       ============    ============    ============    ============    ============
Income (loss) from continuing operations before
    provision for income taxes......................    $    24,000     $     9,000     $    (8,000)    $    (1,000)    $    24,000
                                                       ============    ============    ============    ============    ============
Long-lived assets...................................    $ 1,086,000     $    74,000     $    14,000     $   (13,000)    $ 1,161,000
                                                       ============    ============    ============    ============    ============
For the three months ended February 28, 1999
Sales to unaffiliated customers (1).................    $ 2,801,000     $   352,000     $   704,000     $        --     $ 3,857,000
Sales or transfers between geographic areas.........        457,000              --              --        (457,000)             --
                                                       ------------    ------------    ------------    ------------    ------------
Total net sales.....................................    $ 3,258,000     $   352,000     $   704,000     $  (457,000)    $ 3,857,000
                                                       ============    ============    ============    ============    ============
Income (loss) from continuing operations before
    provision for income taxes......................    $    66,000     $     1,000     $    63,000     $   (28,000)    $   102,000
                                                       ============    ============    ============    ============     ===========
Long-lived assets...................................    $ 1,121,000     $    62,000     $    14,000     $   (13,000)    $ 1,184,000
                                                       ============    ============    ============    ============    ============

(1) Foreign sales from the United States to unaffiliated customers for the three months ended February 29, 2000, and February 28, 1999 were approximately $780,000, and $939,000, respectively.

4.  Inventories

        Inventories are stated at the lower of first-in, first-out (FIFO) cost or market and consist of the following:

                              February 29,   November 30,
                                 2000           1999
                                 ----           ----
          Raw material        $   919,000    $   899,000
          Work-in-process          91,000         89,000
          Finished goods          315,000        306,000
                              -----------    -----------
                              $ 1,325,000    $ 1,294,000
                              ===========    ===========

        Work-in-process and finished goods inventories include material, labor and manufacturing overhead. Management performs periodic reviews of inventory and disposes of items not required by their manufacturing plan and reduces the carrying cost of inventory items to the lower of cost or market (with market value generally defined as the lower of replacement cost or net realizable value).

5. Stock Buyback Plan

        On March 26, 1999, the Company announced that its Board of Directors had approved the "Stock Buyback Plan", which allowed for the purchase of up to $1,000,000 of its shares of common stock over the remainder of the calendar year. As of December 31, 1999, the Company completed the program and acquired 15,000 shares of its common stock, for an aggregate purchase price of $43,000.

6. Net Income Per Common Share

        Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. In determining diluted net income, the dilutive effect of potential common shares, consisting of outstanding stock options, is determined using the treasury stock method in accordance with SFAS No. 128.

        A reconciliation of basic and diluted weighted average shares outstanding for the three months ended February 29, 2000 is as follows:

                                         Three Months           Three Months
                                             Ended                  Ended
                                         February 29,           February 28,
                                             2000                   1999
                                             ----                   ----
Basic weighted average number
     of common shares outstanding          2,184,000              2,104,000

Weighted average common
     equivalent shares                       256,000                  1,000
                                     ---------------        ---------------

Diluted weighted average
     number of common shares
     outstanding                           2,440,000              2,105,000
                                     ===============        ===============

7.  Recent Accounting Pronouncements


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

        In March 1999, the FASB issued a proposed interpretation, Accounting for Certain Transactions Involving Stock Compensation-An Interpretation of APB Opinion No. 25. The proposed interpretation would clarify the application of Opinion 25 in certain situations, as defined. The proposed interpretation would be effective upon issuance (expected to be during fiscal 2000) but would cover certain events that occur after December 15, 1998, but before issuance of the final interpretation, the effects of applying this proposed interpretation would be recognized on a prospective basis from the effective date. Accordingly, upon initial application of the final interpretation, (a) no adjustments would be made to financial statements for periods before the effective date and (b) no expense would be recognized for any additional compensation cost measured that is attributable to periods before the effective date. The Company expects that the adoption of the Interpretation would affect the accounting for stock options repriced during the fiscal year 1999.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

     This Form 10-Q may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, with respect to (i) the Company's anticipated liquidity position, (ii) market conditions and trends in the markets in which the Company participates, (iii) the Company's ability to meet its current operating requirements, (iv) the Company's belief that its internal systems will continue to be Year 2000 compliant (v) the impact on the Company's business results of operations, and financial condition of contingencies over which the Company has no control, and
(vi) certain other statements identified or qualified by words such as "likely", "will", "suggests", "may", "would", "could", "should", "expects", "anticipates", "estimates", "plans", "projects", "believes", "is optimistic about", or similar expressions (and variants of such words of expressions). Investors are cautioned that forward-looking statements are inherently uncertain. These forward-looking statements represent the best judgment of the Company as on the date of this Form 10-Q and the Company cautions readers not to place undue reliance on such statements. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties including, without limitation, risks associated with fluctuations in the Company's operating results, volume and timing of orders received, changes in the mix of products sold, competitive pricing pressure, the Company's ability to meet or renegotiate customer demands, the Company's ability to anticipate changes in the market, the Company's ability to finance its operations on terms that are acceptable, acquisition related risks, the Company's ability to attract and retain qualified personnel including the Company's management, changes in the global economy, the reliance in international sales, the dependence on certain key customers, the dependence on a few key original equipment manufacturers, the Company's ability to manage its distribution channel, the dependence on single or limited source suppliers, the Company's ability to realize sufficient margins on sales of its products, the availability and timing of funding for the Company's current products and the Company's development of and ability to successfully market future products.

Results of Operations

     The following table sets forth certain consolidated statements of operations data as a percentage of net sales.

                                                     Three months ended
                                                Feb. 29, 2000   Feb. 28, 1999
                                                -------------   -------------
Net sales........................................    100.0           100.0
Gross profit.....................................     56.5            56.7
Research and development expenses................     16.3            15.8
Selling and marketing expenses...................     27.9            26.1
General and administrative expenses..............     12.3            12.9
                                                     -----           -----
Income (loss) from operations....................      0.0             1.9
Interest income..................................      0.6             0.7
                                                      ----           -----
Net income.......................................      0.6%            2.6%
                                                      ====           =====

Comparison of First Fiscal Quarter of 2000 to First Fiscal Quarter of 1999:


     Net sales for the fiscal quarter ended February 29, 2000 were $3,902,000, an increase of $45,000, or 1.2%, from the same period a year ago. The increase was attributable primarily to increased sales of the Company's core products, which increased approximately 5.5% from the same period a year ago.

     Gross profit for the fiscal quarter ended February 29, 2000 was 56.5%, compared to 56.7% in the comparable quarter of the prior year. The slight reduction in gross profit from the comparable prior year period was the result of a less favorable product mix.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

     The loss from operations for the first fiscal quarter of 2000 was $1,000, compared to income from operations of $74,000 in the comparable quarter of the prior year. The decrease in income is primarily a result of the Company's investment within the product development, sales and marketing departments during the first quarter of FY2000. Operating expenses for the first quarter of fiscal 2000 were $2,205,000, representing 56.5% of sales, compared to $2,112,000, representing 54.8% of sales, in the prior year period. Research and development expenses for the first quarter of fiscal 2000 were $637,000, representing 16.3% of sales, compared to $611,000, representing 15.8% of sales, for the comparable period of the prior year. Sales and marketing expenses for the first quarter of fiscal 2000 were $1,089,000, representing 27.9% of sales, compared to $1,002,000, representing 26.1% of sales, in the prior year period. The increase in sales and marketing expenses is primarily a result of an increase in the size of the Company's sales force and a slight increase in the Company's marketing programs. General and administrative expenses were $479,000 for the first quarter of fiscal 2000, representing 12.3% of sales, compared to $499,000, representing 12.9% of sales, for the same period last year. The slight decrease in general and administrative expenses is primarily the result of a reduction in staff and professional fees within the general and administrative departments.

     Net income for the fiscal quarter ended February 29, 2000 was $24,000, or $0.01 per diluted share compared to net income of $102,000, or $0.05 per diluted share, for the same period in 1999.

Liquidity and Capital Resources

     As of February 29, 2000 the Company had cash and cash equivalents totaling $3,562,000 as compared to cash and cash equivalents of $3,989,000 as of November 30, 1999.

     During the fiscal quarter ended February 29, 2000, the Company used $327,000 for operating activities, resulting from increases in prepaid expenses and inventory and a decrease in accrued expenses, partially offset by a decrease in accounts receivable and a slight increase in accounts payable.

     The Company used $181,000 for investing activities during the first three months of fiscal 2000, mainly as a result of acquisitions of property and equipment.

     The Company generated funds from financing activities of $88,000 during the first three months of fiscal 2000 related to the exercise of stock options and the issuance of stock under the employee stock purchase plan.

   The Company believes that its existing cash, cash equivalents and marketable securities balances and cash flows expected to be generated from future operations, will be sufficient to meet its capital requirements at least through the remainder of the current fiscal year, although the Company may be required, or could elect, to seek additional funding prior to that time. The Company's future capital requirements will depend on many factors, including the rate of revenue growth, the timing and extent of spending to support product development efforts and expansion of sales and marketing, the timing of introductions of new products and enhancements to existing products, and market acceptance of the Company's products. There can be no assurances that additional funding, if required, will be available on acceptable terms or at all.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

YEAR 2000 COMPLIANCE DISCLOSURE

Year 2000 Definition

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

                            DATA TRANSLATION, INC.

Date:  April 14, 2000       By: /s/ Michael A. DiPoto
                                ---------------------------------
                                 Michael A. DiPoto
                                 Vice President Finance
                                 and Chief Financial Officer