Form 10-Q
period 2000-05-31
DATA TRANSLATION INC /NEW/
filed 2000-07-14
CIK 1022693

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q



     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

     For The Quarterly Period Ended:  May 31, 2000
                                      ------------

                                       or

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

     For The Transition Period From     To
                                    ---    ---

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

                                 100 Locke Drive
                             Marlboro, Massachusetts
          -------------------------------------------------------------
                    (Address of principal executive offices)

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


    Yes   X    No
        -----     -------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock,                           Outstanding at June 30, 2000
     $.01 Par Value                                2,210,736 shares

                     DATA TRANSLATION, INC. AND SUBSIDIARIES

                                      INDEX
                                      -----

                                                                                                 Page No.
                                                                                                 --------
Part I - Financial Information:
  Consolidated Balance Sheets as of May 31, 2000 and
   November 30, 1999.............................................................................  3
  Consolidated Statements of Operations for the Three Months Ended and Six Months
   Ended May 31, 2000 and 1999...................................................................  4

  Consolidated Statements of Cash Flows for the Six Months
   Ended May 31, 2000 and 1999...................................................................  5

  Notes to Consolidated Financial
   Statements....................................................................................  6

  Management's Discussion and Analysis of
   Financial Condition and Results of Operations.................................................  10

Part II - Other Information......................................................................  13

Signature........................................................................................  14

PART I.  FINANCIAL INFORMATION

                     DATA TRANSLATION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                   May 31,                November 30,
                                                                    2000                      1999
                                                               ----------------         -----------------

Current Assets:
     Cash and cash equivalents                                 $      3,336,000         $       3,989,000
     Marketable securities                                                   --                   109,000
     Accounts receivable, net of reserves of
     $273,000 in 2000 and $289,000 in 1999                            1,811,000                 2,035,000
     Inventories                                                      1,479,000                 1,294,000
     Prepaid expenses                                                   838,000                   357,000
                                                               ----------------         -----------------
        Total current assets                                          7,464,000                 7,784,000

Equipment and Leasehold Improvements, net                             1,112,000                 1,243,000

Other Assets, net                                                        71,000                    22,000
                                                               ----------------         -----------------

Total Assets                                                   $      8,647,000         $       9,049,000
                                                               ================         =================


Current Liabilities:
     Accounts payable                                          $        979,000         $         646,000
     Accrued expenses                                                 1,693,000                 2,150,000
                                                               ----------------         -----------------
        Total current liabilities                                     2,672,000                 2,796,000

Deferred Income Taxes                                                     3,000                     3,000

Stockholders' Investment:
     Preferred Stock, $.01 par value,
        Authorized - 5,000,000 shares, none issued                           --                        --
     Common Stock, $.01 par value,
        Authorized: 30,000,000 shares, 2,210,653 and
        2,175,780 shares issued in 2000 and 1999,
        respectively; 2,195,653 and 2,160,780 shares
        outstanding in 2000 and 1999, respectively                       23,000                    22,000
     Treasury Stock, common, at cost,
     15,000 shares in 2000 and 1999, respectively                       (43,000)                  (43,000)
     Capital in excess of par value                                  12,995,000                12,891,000
     Accumulated deficit                                             (6,930,000)               (6,569,000)
     Cumulative translation adjustment                                  (73,000)                  (51,000)
                                                               ----------------         -----------------

        Total stockholders' investment                                5,972,000                 6,250,000
                                                               ----------------         -----------------

Total Liabilities and Stockholders' Investment                 $      8,647,000         $       9,049,000
                                                               ================         =================


The accompanying notes are an integral part of these consolidated financial statements.

                     DATA TRANSLATION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                     Three Months Ended              Six Months Ended
                                                   May 31,          May 31,       May 31,        May 31,
                                                    2000             1999          2000           1999
                                                -------------    -----------   ------------    -----------
Net sales                                       $   3,959,000    $ 4,079,000   $  7,862,000    $ 7,936,000

Cost of sales                                       1,878,000      1,732,000      3,577,000      3,403,000
                                                -------------    -----------   ------------    -----------

     Gross profit                                   2,081,000      2,347,000      4,285,000      4,533,000

Research and development expenses                     751,000        621,000      1,388,000      1,232,000
Selling and marketing expenses                      1,208,000      1,015,000      2,298,000      2,017,000
General and administrative expenses                   539,000        579,000      1,018,000      1,078,000
                                                -------------    -----------   ------------    -----------

     Income (loss) from operations                   (417,000)       132,000       (419,000)       206,000

Interest income                                        33,000         24,000         58,000         52,000
                                                -------------    -----------   ------------    -----------

     Net income (loss)                          $    (384,000)   $   156,000   $   (361,000)   $   258,000
                                                =============    ===========   ============    ===========

Basic and diluted income (loss) per share       $       (0.17)   $      0.07   $      (0.16)   $      0.12
                                                =============    ===========   ============    ===========

Basic weighted average number
     of common shares outstanding                   2,195,000      2,106,000      2,189,000      2,105,000
                                                =============    ===========   ============    ===========

Diluted weighted average number
     of common shares outstanding                   2,195,000      2,208,000      2,189,000      2,156,000
                                                =============    ===========   ============    ===========


The accompanying notes are an integral part of these consolidated financial statements.

                     DATA TRANSLATION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                Six Months Ended
                                                                              May 31,       May 31,
                                                                               2000          1999
                                                                          ------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                              $   (361,000)   $   258,000
   (loss)
  Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operating activities-
                Depreciation and amortization                                  384,000        317,000
                Change in assets and liabilities-
                Accounts receivable                                            224,000       (336,000)
                Inventories                                                   (185,000)        34,000
                Prepaid expenses                                              (481,000)        94,000
                Accounts payable                                               330,000        176,000
                Accrued expenses                                              (457,000)       410,000
                                                                          ------------    -----------

                Net cash provided by (used in) operating activities       $   (546,000)   $   953,000
                                                                          ------------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
                Purchases of equipment and leasehold improvements             (252,000)       (24,000)
                Maturity of marketable securities                              109,000             --
                Increase in other assets                                       (49,000)       (16,000)
                                                                          ------------    -----------

                Net cash used in investing activities                     $   (192,000)   $   (40,000)
                                                                          ------------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
                Treasury stock purchase                                             --        (42,000)
                Proceeds from stock plans                                      107,000         16,000
                                                                          ------------    -----------

                Net cash provided by (used in) financing activities       $    107,000    $   (26,000)
                                                                          ------------    -----------

EXCHANGE RATE EFFECTS                                                          (22,000)       (32,000)
                                                                          ------------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      $   (653,000)   $   855,000

CASH AND CASH EQUIVALENTS, beginning of period                               3,989,000      2,780,000
                                                                          ------------    -----------

CASH AND CASH EQUIVALENTS, end of period                                  $  3,336,000    $ 3,635,000
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

  The Company's reportable segments are Core and Broadway(TM). The Core segment is composed of the data acquisition, imaging and machine vision business which consists of plug-in cards and Windows-based software that provide an integrated, high performance system solution to the general scientific and industrial, test and measurement marketplace. The Broadway segment is composed of a plug-in video capture card, Broadway, which is a high-performance video capture and encoding system for Windows 98 and Windows NT PCs. The accounting policies of the segments are the same as those described in the summary of significant accounting policies contained in the Company's 1999 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 28, 2000. The Company evaluates performance based on revenues and operating margin. Revenues are attributed to geographic areas based on where the customer is located. Segment information for the three and six months ended May 31, 2000 and May 31, 1999 is as follows:

                                                     Core         Broadway        Total
                                                  ----------     ----------     ----------
For the three months ended May 31, 2000
Revenues from unaffiliated customers ........     $3,490,000     $  469,000     $3,959,000
Cost of revenue .............................      1,648,000        230,000      1,878,000
Research and development ....................        704,000         47,000        751,000
                                                  ----------     ----------     ----------
Operating margin (1) ........................     $1,138,000     $  192,000     $1,330,000
                                                  ==========     ==========     ==========
For the three months ended May 31, 1999
Revenues from unaffiliated customers ........     $3,610,000     $  469,000     $4,079,000
Cost of revenue .............................      1,465,000        267,000      1,732,000
Research and development ....................        567,000         54,000        621,000
                                                  ----------     ----------     ----------
Operating margin (1) ........................     $1,578,000     $  148,000     $1,726,000
                                                  ==========     ==========     ==========
For the six months ended May 31, 2000
Revenues from unaffiliated customers ........     $6,934,000     $  928,000     $7,862,000
Cost of revenue .............................      3,118,000        459,000      3,577,000
Research and development ....................      1,256,000        132,000      1,388,000
                                                  ----------     ----------     ----------
Operating margin (1) ........................     $2,560,000     $  337,000     $2,897,000
                                                  ==========     ==========     ==========
For the six months ended May 31, 1999
Revenues from unaffiliated customers ........     $6,873,000     $1,063,000     $7,936,000
Cost of revenue .............................      2,879,000        524,000      3,403,000
Research and development ....................      1,084,000        148,000      1,232,000
                                                  ----------     ----------     ----------
Operating margin (1) ........................     $2,910,000     $  391,000     $3,301,000
                                                  ==========     ==========     ==========

(1) The Operating Margins reported reflect only the expenses of the line of business and do not represent the actual margins for each operating segment since they do not contain an allocation for selling and marketing, general and administrative and other corporate expenses incurred in support of the line of business.

  PROFIT RECONCILIATION:

                                                            Three Months Ended                Six Months Ended
                                                          May 31,          May 31,        May 31,         May 31,
                                                           2000             1999           2000            1999
                                                        -----------     -----------     -----------     -----------
Total operating margin for reportable segments .....    $ 1,330,000     $ 1,726,000     $ 2,897,000     $ 3,301,000
                                                        -----------     -----------     -----------     -----------
Selling and marketing expenses .....................     (1,208,000)     (1,015,000)     (2,298,000)     (2,017,000)
General and administrative expenses ................       (539,000)       (579,000)     (1,018,000)     (1,078,000)
Interest income ....................................         33,000          24,000          58,000          52,000
                                                        -----------     -----------     -----------     -----------
    Net income (loss) before provision for
       income taxes ................................    $  (384,000)    $   156,000     $  (361,000)    $   258,000
                                                        ===========     ===========     ===========     ===========

   (b) Geographic Information

                                                                        United
                                                     United States      Kingdom         Germany        Eliminations    Consolidated
                                                     -------------      --------        -------        ------------    ------------
For the three months ended May 31, 2000
Sales to unaffiliated customers (1) ...........      $ 2,988,000      $   344,000     $   627,000      $      --        $ 3,959,000
Sales or transfers between geographic areas....          468,000             --              --           (468,000)            --
                                                     -----------      -----------     -----------      -----------      -----------
Total net sales ...............................      $ 3,456,000      $   344,000     $   627,000      $  (468,000)     $ 3,959,000
                                                     ===========      ===========     ===========      ===========      ===========
Net income (loss) before
    provision for income taxes ................      $  (339,000)     $   (32,000)    $   (18,000)     $     5,000      $  (384,000)
                                                     ===========      ===========     ===========      ===========      ===========

Long-lived assets .............................      $ 1,033,000      $    77,000     $    15,000      $   (13,000)     $ 1,112,000
                                                     ===========      ===========     ===========      ===========      ===========
For the three months ended May 31, 1999
Sales to unaffiliated customers (1) ...........      $ 2,958,000      $   482,000     $   639,000      $      --        $ 4,079,000
Sales or transfers between geographic areas....          457,000             --              --           (457,000)            --
                                                     -----------      -----------     -----------      -----------      -----------
Total net sales ...............................      $ 3,415,000      $   482,000     $   639,000      $  (457,000)     $ 4,079,000
                                                     ===========      ===========     ===========      ===========      ===========
Net income (loss) before
    provision for income taxes ................      $   155,000      $    53,000     $   (23,000)     $   (29,000)     $   156,000
                                                     ===========      ===========     ===========      ===========      ===========

Long-lived assets .............................      $ 1,033,000      $    64,000     $    16,000      $   (13,000)     $ 1,100,000
                                                     ===========      ===========     ===========      ===========      ===========
For the six months ended May 31, 2000
Sales to unaffiliated customers (2) ...........      $ 5,941,000      $   737,000     $ 1,184,000      $      --        $ 7,862,000
Sales or transfers between geographic areas....          935,000             --              --           (935,000)            --
                                                     -----------      -----------     -----------      -----------      -----------
Total net sales ...............................      $ 6,876,000      $   737,000     $ 1,184,000      $  (935,000)     $ 7,862,000
                                                     ===========      ===========     ===========      ===========      ===========
Net income (loss) before
    provision for income taxes ................      $  (314,000)     $   (22,000)    $   (26,000)     $     1,000      $  (361,000)
                                                     ===========      ===========     ===========      ===========      ===========

Long-lived assets .............................      $ 1,033,000      $    77,000     $    15,000      $   (13,000)     $ 1,112,000
                                                     ===========      ===========     ===========      ===========      ===========
For the six months ended May 31, 1999
Sales to unaffiliated customers (2) ...........      $ 5,759,000      $   834,000     $ 1,343,000      $      --        $ 7,936,000
Sales or transfers between geographic areas....          914,000             --              --           (914,000)            --
                                                     -----------      -----------     -----------      -----------      -----------
Total net sales ...............................      $ 6,673,000      $   834,000     $ 1,343,000      $  (914,000)     $ 7,936,000
                                                     ===========      ===========     ===========      ===========      ===========
Net income (loss) before
    provision for income taxes ................      $   221,000      $    54,000     $    40,000      $   (57,000)     $   258,000
                                                     ===========      ===========     ===========      ===========      ===========

Long-lived assets .............................      $ 1,033,000      $    64,000     $    16,000      $   (13,000)     $ 1,100,000
                                                     ===========      ===========     ===========      ===========      ===========

--------------
(1) Foreign sales from the United States to unaffiliated customers for the three months ended May 31, 2000 and May 31, 1999 were approximately $885,000, and $736,000, respectively.
(2) Foreign sales from the United States to unaffiliated customers for the six months ended May 31, 2000 and May 31, 1999 were approximately $1,773,000, and $1,676,000, respectively.

3.  INVENTORIES

        Inventories are stated at the lower of first-in, first-out (FIFO) cost or market and consist of the following:

                      May 31,     November 30,
                       2000          1999
                    ----------    ----------
Raw material        $1,045,000    $  899,000
Work-in-process        160,000        89,000
Finished goods         274,000       306,000
                    ----------    ----------
                    $1,479,000    $1,294,000
                    ==========    ==========

Work-in-process and finished goods inventories include material, labor and manufacturing overhead. Management performs periodic reviews of inventory and disposes of items not required by their manufacturing and marketing plan.

                    DATA TRANSLATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  NET INCOME (LOSS) PER COMMON SHARE

        Basic net income (loss) per share is computed by dividing net income
(loss) by the weighted average number of common shares outstanding during the period. The dilutive effect of potential common shares consisting of outstanding stock options is determined using the treasury method in accordance with SFAS 128. Diluted net income (loss) per share for the three and six months ended May 31, 1999 is the same as basic net income (loss) per share since the inclusion of the potential common stock equivalents would be antidilutive.

A reconciliation of basic and diluted weighted average shares outstanding for the three and six months ended May 31, 1999 is as follows:

                                         Three months          Six months
                                         ended May 31,        ended May 31,
                                             1999                 1999
                                             ----                 ----

Basic weighted average shares              2,106,000            2,105,000

Weighted average common
     equivalent shares                       102,000               51,000
                                         -----------          -----------

Diluted weighted average
     shares outstanding                    2,208,000            2,156,000
                                         ===========          ===========

5.  RECENT ACCOUNTING PRONOUNCEMENTS


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

        In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation-An Interpretation of APB Opinion No. 25. The interpretation clarifies the application of Opinion 25 in certain situations, as defined. The interpretation is effective on July 1, 2000, but covers certain events that occur after December 15, 1998. The effects of applying this interpretation should be recognized on a prospective basis from the effective date. The Company expects the adoption of the Interpretation during the third quarter will affect the accounting for stock options repriced during fiscal year 1999.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

  This Form 10-Q may contain "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, with respect to (i) the Company's anticipated liquidity position, (ii) market conditions and trends in the markets in which the Company participates, (iii) the Company's ability to meet its current operating requirements, (iv) the impact on the Company's business results of operations, and financial condition of contingencies over which the Company has no control, and (vi) certain other statements identified or qualified by words such as "likely", "will", "suggests", "may", "would", "could", "should", "expects", "anticipates", "estimates", "plans", "projects", "believes", "is optimistic about", or similar expressions (and variants of such words of expressions). Investors are cautioned that forward-looking statements are inherently uncertain. These forward-looking statements represent the best judgment of the Company as on the date of this Form 10-Q and the Company cautions readers not to place undue reliance on such statements. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties including, without limitation, risks described under the heading "Certain Factors That May Affect Future Results" in the Company's 1999 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 28, 2000.

RESULTS OF OPERATIONS

  The following table sets forth certain consolidated statement of operations data as a percentage of net sales.

                                                    THREE MONTHS ENDED      SIX MONTHS ENDED
                                                    -------------------     ----------------
                                                          MAY 31,               MAY 31,
                                                          -------               -------
                                                     2000        1999       2000        1999
                                                    -----       -----      -----       -----
Net sales ...................................       100.0       100.0      100.0       100.0
Gross profit ................................        52.6        57.5       54.5        57.1
Research and development expenses ...........        19.0        15.2       17.7        15.5
Selling and marketing expenses ..............        30.5        24.9       29.2        25.4
General and administrative expenses .........        13.6        14.2       12.9        13.6
                                                    -----       -----      -----       -----
Income (loss) from operations ...............       (10.5)        3.2       (5.3)        2.6
Interest (expense) income and other, net.....         0.8         0.6        0.7         0.7
                                                    -----       -----      -----       -----
Net income (loss) ...........................        (9.7)%       3.8%      (4.6)%       3.3%
                                                    =====       =====      =====       =====

COMPARISON OF SECOND FISCAL QUARTER OF 2000 TO SECOND FISCAL QUARTER OF 1999:


  Net sales for the fiscal quarter ended May 31, 2000 were $3,959,000, a decrease of $120,000, or 2.9%, from the same period a year ago. The decrease was attributable primarily to lower than expected sales of the Company's core
products from its United Kingdom subsidiary.   Core sales from the Company's
United Kingdom subsidiary decreased approximately 28.6% from the same period a year ago. Additionally, the Company believes that it is currently in the midst of an acceptance period as newly released products are being introduced to the marketplace to replace the Company's legacy products. The Company will have to manage successfully the transition from the legacy products in order to maintain the appropriate level of revenue to support the Company's expense base.

  Gross profit for the fiscal quarter ended May 31, 2000 was 52.6%, compared to 57.5% in the comparable quarter of the prior year. The reduction in gross profit from the comparable prior year period was the result of a less favorable product mix.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

  The loss from operations for the second fiscal quarter of 2000 was $417,000, compared to income from operations of $132,000 in the comparable quarter of the prior year. The decrease in income is primarily a result of the Company's investment within the product development and sales and marketing departments during the second quarter of fiscal 2000. The investment is part of an overall strategy to revitalize the Company's product lines with new technology to supplant eroding legacy product sales. Operating expenses for the second quarter of fiscal 2000 were $2,498,000, representing 63.1% of sales, compared to $2,215,000, representing 54.3% of sales, in the prior year period. Research and development expenses for the second quarter of fiscal 2000 were $751,000, representing 19.0% of sales, compared to $621,000, representing 15.2% of sales, for the comparable period of the prior year. This increase is primarily attributable to an increased development effort in the Company's data acquisition, imaging and machine vision product lines. Sales and marketing expenses for the second quarter of fiscal 2000 were $1,208,000, representing 30.5% of sales, compared to $1,015,000, representing 24.9% of sales, in the prior year period. The increase in sales and marketing expenses is primarily a result of an increase in the size of the Company's sales force and an aggressive marketing campaign introduced in the second quarter to promote the Company's new products. General and administrative expenses were $539,000 for the first quarter of fiscal 2000, representing 13.6% of sales, compared to $579,000, representing 14.2% of sales, for the same period last year. The slight decrease in general and administrative expenses is primarily the result of a reduction in staff and professional fees within the general and administrative departments.

  The net loss for the fiscal quarter ended May 31, 2000 was $384,000, or $0.17 per diluted share, compared to net income of $156,000, or $0.07 per diluted share, for the same period in 1999.

COMPARISON OF THE FIRST SIX MONTHS OF FISCAL 2000 TO THE FIRST SIX MONTHS OF FISCAL 1999:

  Net sales for the six months ended May 31, 1999 were $7,862,000, a decrease of $74,000, or 0.9%, from the same period a year ago. Sales of the Company's commercial product, Broadway, have decreased approximately 9.9% from the same period in fiscal 1999. The decrease in sales is primarily a result of a decrease in the size of the Company's sales force and a consolidation of the Company's marketing programs. Sales of the Company's data acquisition, imaging and machine vision products increased approximately 0.3% from the comparable period in fiscal 1999, which the Company believes is due primarily to release of new products into the marketplace. Additionally, the Company believes that it is currently in the midst of an acceptance period as newly released products are being introduced to the marketplace to replace the Company's legacy products. The Company will have to manage successfully the transition from the legacy products in order to maintain the appropriate level of revenue to support the Company's expense base.

  Gross profit for the six months ended May 31, 2000 was 54.5%, compared to 57.1% in the comparable period of the prior year. The reduction in gross profit from the comparable prior year period was the result of a less favorable product mix.

  The Company's loss from operations for the first six months of fiscal 2000 was $419,000, compared to income from operations of $206,000 in the comparable period of the prior year. An increase in operating expenses as well as lower gross profits contributed to the loss from operations. Operating expenses for the first six months of fiscal 2000 were $4,704,000, representing 59.8% of sales, compared to $4,327,000, representing 54.5% of sales, in the prior year period. Current year operating expenses include a significant investment in research and development, marketing, promotion and sales channel development for the Company's data acquisition, imaging and machine vision products. Research and development expenses were $1,388,000, representing 17.7% of sales, compared to $1,232,000, representing 15.5% of sales, for the comparable period of the prior year. This increase is primarily attributable to an increased development effort in the Company's data acquisition, imaging and machine vision product lines. Sales and marketing expenses were $2,298,000, representing 29.2% of sales, compared to $2,017,000, representing 25.4% of sales, in the prior year period. The increase in sales and marketing expenses is primarily a result of an increase in the size of the Company's sales force and an aggressive marketing campaign that was introduced in the second quarter to promote the Company's new products. General and administrative expenses were $1,018,000, representing 12.9% of sales, compared to $1,078,000, representing 13.6% of sales, for the comparable period in fiscal 1999. The slight decrease in general and administrative expenses is primarily the result of a reduction in staff and professional fees within the general and administrative departments.

  The net loss for the six months ended May 31, 2000 was $361,000, or $0.16 per diluted share, compared to net income of $258,000, or $0.12 per diluted share for the same period in 1999.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

  As of May 31, 2000, the Company had cash and cash equivalents totaling $3,336,000 as compared to cash and cash equivalents of $3,989,000 as of November 30, 1999.

  In the first six months of 2000, the Company used $546,000 from operating activities, resulting from a net loss, increases in inventory and prepaid expenses and a decrease in accrued expenses, partially offset by a decrease in accounts receivable and an increase in accounts payable.

  The Company used $192,000 for investing activities in the first six months of 2000, principally as a result of acquisitions of property and equipment.

  The Company generated funds from financing activities of $107,000 in the first six months of 2000 related to the exercise of stock options and the issuance of stock under the Company's employee stock purchase plan.

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

                          PART II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

        a) The Annual Meeting of Stockholders of the Company was held on April 6, 2000.

        b) The first matter voted upon at the meeting was the election of Ellen W. Harpin for a three-year term as a Class I Director. The voting results were as follows:

                 1,967,605 votes FOR

                     6,817 votes AGAINST

                   232,737 votes ABSTAINED

        b) The second matter voted upon at the meeting was to ratify the action of the Board of Directors in amending the Company's 1996 Stock Option Plan to increase the number of shares of common stock authorized for issuance thereunder from 500,000 to 1,500,00. The voting results were as follows:

              824,395 votes FOR

               47,041 votes AGAINST

              234,675 votes ABSTAINED

            1,101,048 BROKER NON-VOTE



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

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              DATA TRANSLATION, INC.

Date:   July 15, 2000         By: /s/ Michael A. DiPoto
                                  ----------------------------
                                  Michael A. DiPoto
                                  Vice President Finance
                                  and Chief Financial Officer