Form 10-Q
period 2000-08-31
DATA TRANSLATION INC /NEW/
filed 2000-10-16
CIK 1022693

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

                 For The Quarterly Period Ended:    August 31, 2000
                                                    ---------------

                                      or

         [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

                 For The Transition Period From____  To___

                        Commission File Number: 0-21367
                                                -------

                            DATA TRANSLATION, INC.
        --------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                  Delaware                                 04-3332230
---------------------------------------------   --------------------------------
(State or other jurisdiction of organization    (I.R.S. Employer Identification
              or incorporation)                              Number)


                                100 Locke Drive
                            Marlboro, Massachusetts
           ----------------------------------------------------------
                    (Address of principal executive offices)


                                     01752
           ----------------------------------------------------------
                                   (Zip code)


                                 (508) 481-3700
           ----------------------------------------------------------
             (Registrant's telephone number, including area code)


          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes   X    No____
                                        -----

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Common Stock,                     Outstanding at September 30, 2000
          $.01 Par Value                            2,222,931 shares

                    DATA TRANSLATION, INC. AND SUBSIDIARIES


                                     INDEX
                                     -----

                                                                                                  Page No.
                                                                                                  --------
Part I - Financial Information:

    Consolidated Balance Sheets as of August 31, 2000 and
        November 30, 1999........................................................................     3

    Consolidated Statements of Operations for the Three Months Ended and Nine Months
        Ended August 31, 2000 and 1999...........................................................     4

    Consolidated Statements of Cash Flows for the Nine Months
        Ended August 31, 2000 and 1999...........................................................     5

    Notes to Consolidated Financial Statements...................................................     6

    Management's Discussion and Analysis of
        Financial Condition and Results of Operations............................................    10


Part II - Other Information......................................................................    13

Signature........................................................................................    14

PART I.  FINANCIAL INFORMATION

                    DATA TRANSLATION, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                        August 31,           November 30,
                                                                                           2000                  1999
                                                                                      --------------        ---------------
Current Assets:
               Cash and cash equivalents                                              $   2,642,000         $    3,989,000
               Marketable securities                                                        112,000                109,000
               Accounts receivable, net of reserves of
                 $273,000 in 2000 and $289,000 in 1999                                    2,161,000              2,035,000
               Inventories                                                                1,614,000              1,294,000
               Prepaid expenses                                                             695,000                357,000
                                                                                      --------------        ---------------
                    Total current assets                                                  7,224,000              7,784,000

Equipment and Leasehold Improvements, net                                                 1,004,000              1,243,000

Other Assets, net                                                                            70,000                 22,000
                                                                                      --------------        ---------------

Total Assets                                                                          $   8,298,000         $    9,049,000
                                                                                      ==============        ===============


Current Liabilities:
               Accounts payable                                                       $   1,060,000         $      646,000
               Accrued expenses                                                           1,830,000              2,150,000
                                                                                      --------------        ---------------
                    Total current liabilities                                             2,890,000              2,796,000

Deferred Income Taxes                                                                         2,000                  3,000

Stockholders' Investment:
               Preferred Stock, $.01 par value,
                  Authorized - 5,000,000 shares, none issued                                     --                     --
               Common Stock, $.01 par value,
                  Authorized: 30,000,000 shares, 2,279,104 and
                  2,161,095 shares issued in 2000 and 1999, respectively;
                  2,233,059 and 2,146,095 shares outstanding in 2000 and
                  1999, respectively                                                         23,000                 22,000
               Treasury Stock, common, at cost,
                  46,045 and 15,000 shares in 2000 and 1999, respectively                  (196,000)               (43,000)
               Capital in excess of par value                                            13,144,000             12,891,000
               Accumulated deficit                                                       (7,497,000)            (6,569,000)
               Cumulative translation adjustment                                            (68,000)               (51,000)
                                                                                      --------------        ---------------

                    Total stockholders' investment                                        5,406,000              6,250,000
                                                                                      --------------        ---------------

Total Liabilities and Stockholders' Investment                                        $   8,298,000         $    9,049,000
                                                                                      ==============        ===============

The accompanying notes are an integral part of these consolidated financial statements.

                    DATA TRANSLATION, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            Three Months Ended                            Nine Months Ended
                                                      August 31,           August 31,            August 31,             August 31,
                                                         2000                 1999                  2000                   1999
                                                    ----------------     ---------------       ----------------       -------------
Net sales                                           $      3,968,000     $     4,061,000       $     11,829,000       $   11,997,00

Cost of sales                                              1,923,000           1,754,000              5,500,000            5,157,00
                                                    ----------------     ---------------       ----------------       -------------

     Gross profit                                          2,045,000           2,307,000              6,329,000           6,840,000

Research and development expenses                            813,000             683,000              2,201,000           1,915,000
Selling and marketing expenses                             1,350,000           1,041,000              3,647,000           3,058,000
General and administrative expenses                          477,000             430,000              1,495,000           1,508,000
                                                    ----------------     ---------------       ----------------       -------------

     Income (loss) from operations                          (595,000)            153,000             (1,014,000)            359,000

Interest income                                               28,000              24,000                 86,000              76,000
                                                    ----------------     ---------------       ----------------       -------------

     Net income (loss)                              $       (567,000)    $       177,000       $       (928,000)      $     435,000
                                                    ================     ===============       ================       =============

Basic and diluted income (loss) per share           $          (0.26)    $          0.08       $          (0.42)      $        0.20
                                                    ================     ===============       ================       =============

Basic weighted average number
     of common shares outstanding                          2,219,000           2,127,000              2,199,000           2,112,000
                                                    ================     ===============       ================       =============

Diluted weighted average number
     of common shares outstanding                          2,219,000           2,287,000              2,199,000           2,199,000
                                                    ================     ===============       ================       =============

  The accompanying notes are an integral part of these consolidated financial statements.

                    DATA TRANSLATION, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 Nine Months Ended
                                                                                          August 31,            August 31,
                                                                                              2000                  1999
                                                                                        -------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                     $    (928,000)       $     435,000
  Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operating activities-
                     Depreciation and amortization                                            548,000              518,000
                     Change in assets and liabilities-
                       Accounts receivable                                                   (126,000)            (323,000)
                       Inventories                                                           (320,000)              76,000
                       Prepaid expenses                                                      (338,000)            (111,000)
                       Accounts payable                                                       412,000              442,000
                       Accrued expenses                                                      (324,000)             599,000
                                                                                        -------------        -------------

                     Net cash provided by (used in) operating activities                $  (1,076,000)       $   1,636,000
                                                                                        -------------        -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
                     Purchases of equipment and leasehold improvements                       (309,000)            (124,000)
                     Increase in other assets                                                 (50,000)             (16,000)
                                                                                        -------------        -------------

                     Net cash used in investing activities                              $    (359,000)       $    (140,000)
                                                                                        -------------        -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
                     Treasury stock purchase                                                 (153,000)             (42,000)
                     Proceeds from stock plans                                                258,000               84,000
                                                                                        -------------        -------------

                    Net cash provided by financing activities                           $     105,000        $      42,000
                                                                                        -------------        -------------

EXCHANGE RATE EFFECTS                                                                         (17,000)             (37,000)
                                                                                        -------------        -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    $  (1,347,000)       $   1,501,000

CASH AND CASH EQUIVALENTS, beginning of period                                              3,989,000            2,780,000
                                                                                        -------------        -------------
CASH AND CASH EQUIVALENTS, end of period                                                $   2,642,000        $   4,281,000
                                                                                        =============        =============

  The accompanying notes are an integral part of these consolidated financial statements.

                                                                    Page 6 of 14
                     DATA TRANSLATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

               The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under this standard, the Company is required to classify all investments in debt and equity securities into one or more of the following three categories: held-to-maturity, available-for-sale or trading. The Company's marketable securities mature in October 2000 and are classified as held-to-maturity as the Company has the positive intent and ability to hold to maturity. Marketable securities are reported at amortized cost. The Company's cash equivalents and marketable securities are invested in highly rated government securities.

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

   The Company's reportable segments are Core and Broadway(TM). The Core segment is composed of the data acquisition, imaging and machine vision business which consists of plug-in cards and Windows-based software that provide an integrated, high performance system solution to the general scientific and industrial, test and measurement marketplace. The Broadway segment is composed of a plug-in video capture card, Broadway, which is a high-performance video capture and encoding system for Windows 98 and Windows NT PCs. The accounting policies of the segments are the same as those described in the summary of significant accounting policies contained in the Company's 1999 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 28, 2000. The Company evaluates performance based on revenues and operating margin. Revenues are attributed to geographic areas based on where the customer is located. Segment information for the three and nine months ended August 31, 2000 and August 31, 1999 is as follows:

                                                             Core        Broadway        Total
                                                          ----------- -------------   ------------
For the three months ended August 31, 2000
Revenues from unaffiliated customers.................     $ 3,437,000   $   531,000   $  3,968,000
Cost of revenue......................................       1,663,000       260,000      1,923,000
Research and development.............................         778,000        35,000        813,000
                                                          -----------   -----------   ------------
Operating margin (1).................................     $   996,000   $   236,000   $  1,232,000
                                                          ===========   ===========   ============
For the three months ended August 31, 1999
Revenues from unaffiliated customers.................     $ 3,584,000   $   477,000   $  4,061,000
Cost of revenue......................................       1,487,000       267,000      1,754,000
Research and development.............................         629,000        54,000        683,000
                                                          -----------   -----------   ------------
Operating margin (1).................................     $ 1,468,000   $   156,000   $  1,624,000
                                                          ===========   ===========   ============
For the nine months ended August 31, 2000
Revenues from unaffiliated customers.................     $10,370,000   $ 1,459,000   $ 11,829,000
Cost of revenue......................................       4,782,000       718,000      5,500,000
Research and development.............................       2,034,000       167,000      2,201,000
                                                          -----------   -----------   ------------
Operating margin (1).................................     $ 3,554,000   $   574,000   $  4,128,000
                                                          ===========   ===========   ============
For the nine months ended August 31, 1999
Revenues from unaffiliated customers.................     $10,457,000   $ 1,540,000   $ 11,997,000
Cost of revenue......................................       4,367,000       790,000      5,157,000
Research and development.............................       1,712,000       203,000      1,915,000
                                                          -----------   -----------   ------------
Operating margin (1).................................     $ 4,378,000   $   547,000   $  4,925,000
                                                          ===========   ===========   ============

(1) The Operating Margins reported reflect only the expenses of the line of business and do not represent the actual margins for each operating segment since they do not contain an allocation for selling and marketing, general and administrative and other corporate expenses incurred in support of the line of business.

      Profit Reconciliation:

                                                              Three Months Ended                         Nine Months Ended
                                                       August 31,          August 31,            August 31,            August 31,
                                                          2000                1999                  2000                  1999
                                                     ---------------     ---------------       ---------------       --------------
Total operating margin for reportable segments....   $     1,232,000     $      1,624,000      $      4,128,000      $    4,925,000
Selling and marketing expenses....................        (1,350,000)          (1,041,000)           (3,647,000)         (3,058,000)
General and administrative expenses...............          (477,000)            (430,000)           (1,495,000)         (1,508,000)
Interest income...................................            28,000               24,000                86,000              76,000
                                                     ---------------     ----------------      ----------------      --------------
         Net income (loss) before provision for
                  income taxes....................   $      (567,000)    $        177,000      $       (928,000)     $      435,000
                                                     ===============     ================      ================      ==============

      (b) Geographic Information

                                                                          United
                                                                          -------
                                                        United States     Kingdom       Germany      Eliminations    Consolidated
                                                        -------------     -------       -------      ------------    ------------
For the three months ended August 31, 2000
Sales to unaffiliated customers (1).................    $   3,068,000   $   287,000   $   613,000    $         --    $   3,968,000
Sales or transfers between geographic areas.........          474,000            --            --        (474,000)              --
                                                        -------------   -----------   -----------    ------------    -------------
Total net sales.....................................    $   3,542,000   $   287,000   $   613,000    $   (474,000)   $   3,968,000
                                                        =============   ===========   ===========    ============    =============
Net income (loss) before
    provision for income taxes......................    $    (536,000)  $   (52,000)  $    32,000    $    (11,000)   $    (567,000)
                                                        =============   ===========   ===========    ============    =============
Long-lived assets...................................    $     930,000   $    65,000   $    22,000    $    (13,000)   $   1,004,000
                                                        =============   ===========   ===========    ============    =============
For the three months ended August 31, 1999
Sales to unaffiliated customers (1).................    $   3,047,000   $   396,000   $   618,000    $         --    $   4,061,000
Sales or transfers between geographic areas.........          460,000            --            --        (460,000)              --
                                                        -------------   -----------   -----------    ------------    -------------
Total net sales.....................................    $   3,507,000   $   396,000   $   618,000    $   (460,000)   $   4,061,000
                                                        =============   ===========   ===========    ============    =============
Net income (loss) before
    provision for income taxes......................    $     180,000   $    19,000   $    10,000    $    (32,000)   $     177,000
                                                        -------------   -----------   -----------    ------------    -------------
Long-lived assets...................................    $     987,000   $    52,000   $    13,000    $    (13,000)   $   1,039,000
                                                        =============   ===========   ===========    ============    =============
For the nine months ended August 31, 2000
Sales to unaffiliated customers (2).................    $   9,008,000   $ 1,024,000   $ 1,797,000    $         --    $  11,829,000
Sales or transfers between geographic areas.........        1,410,000            --            --      (1,410,000)              --
                                                        -------------   -----------   -----------    ------------    -------------
Total net sales.....................................    $  10,418,000   $ 1,024,000   $ 1,797,000    $ (1,410,000)   $  11,829,000
                                                        -------------   -----------   -----------    ------------    -------------
Net income (loss) before
    provision for income taxes......................    $    (850,000)  $   (74,000)  $     6,000    $    (10,000)   $    (928,000)
                                                        =============   ===========   ===========    ============    =============
Long-lived assets...................................    $     930,000   $    65,000   $    22,000    $    (13,000)   $   1,004,000
                                                        =============   ===========   ===========    ============    =============
For the nine months ended August 31, 1999
Sales to unaffiliated customers (2).................    $   8,805,000   $ 1,230,000   $ 1,962,000    $         --    $  11,997,000
Sales or transfers between geographic areas.........        1,374,000            --            --      (1,374,000)              --
                                                        -------------   -----------   -----------    ------------    -------------
Total net sales.....................................    $  10,179,000   $ 1,230,000   $ 1,962,000    $ (1,374,000)   $  11,997,000
                                                        =============   ===========   ===========    ============    =============
Net income (loss) before
    provision for income taxes......................    $     401,000  $     73,000   $    49,000    $    (88,000)   $     435,000
                                                        -------------   -----------   -----------    ------------    -------------
Long-lived assets...................................    $     987,000  $     52,000   $    13,000    $    (13,000)   $   1,039,000
                                                        =============   ===========   ===========    ============    =============

(1) Foreign sales from the United States to unaffiliated customers for the three months ended August 31, 2000 and August 31, 1999 were approximately $903,000, and $781,000, respectively.

(2) Foreign sales from the United States to unaffiliated customers for the nine months ended August 31, 2000 and August 31, 1999 were approximately $2,696,000, and $2,458,000, respectively.

3.  Inventories

               Inventories are stated at the lower of first-in, first-out (FIFO) cost or market and consist of the following:

                                          August 31,      November 30,
                                            2000              1999
                                            ----              ----
               Raw material             $ 1,034,000       $   899,000
               Work-in-process              242,000            89,000
               Finished goods               338,000           306,000
                                        -----------       -----------
                                        $ 1,614,000       $ 1,294,000
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

                    DATA TRANSLATION, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Stock Buyback Plan

          On June 22, 2000, the company announced that its Board of Directors had approved the purchase of up to $250,000 of its shares of common stock over the remainder of the year. Purchases will be made at prevailing prices as market conditions and cash availability permit. As of August 31, 2000, the company has purchased 31,045 shares of its common stock for an aggregate purchase price of $153,000.

5. Net Income (Loss) Per Common Share

          Basic net income (loss) per share is computed by dividing net income
(loss) by the weighted average number of common shares outstanding during the period. The dilutive effect of potential common shares consisting of outstanding stock options is determined using the treasury method in accordance with SFAS
128. Diluted net income (loss) per share for the three and nine months ended August 31, 2000 is the same as basic net income (loss) per share since the inclusion of the potential common stock equivalents would be antidilutive.

A reconciliation of basic and diluted weighted average shares outstanding for the three and nine months ended August 31, 1999 is as follows:

                                      Three months             Nine months
                                    ended August 31,        ended August 31,
                                          1999                    1999
                                          ----                    ----

Basic weighted average shares              2,127,000               2,112,000

Weighted average common
     equivalent shares                       160,000                  87,000
                                    ----------------        ----------------
Diluted weighted average
     shares outstanding                    2,287,000               2,199,000
                                    ================        ================


6. Stock Compensation

          In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation-An Interpretation of APB Opinion No. 25. The interpretation clarifies the application of Opinion 25 in certain situations, as defined. The interpretation became effective on July 1, 2000, and covers certain events that occur after December 15, 1998. The effects of applying this interpretation should be recognized on a prospective basis from the effective date. The Adoption of the interpretation may affect 50,001 options that were repriced after December 15,1998. There was no effect during the third quarter of the fiscal 2000.

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

Results of Operations

     The following table sets forth certain consolidated statement of operations data as a percentage of net sales.

                                              Three Months Ended    Nine Months Ended
                                              ------------------    ------------------
                                                  August 31,           August 31,
                                                  ------------         ----------

                                                2000        1999      2000        1999
                                                ----        ----      ----        ----
Net sales...................................   100.0       100.0     100.0       100.0
Gross profit................................    51.5        56.8      53.5        57.0
Research and development expenses...........    20.5        16.8      18.6        16.0
Selling and marketing expenses..............    34.0        25.6      30.8        25.5
General and administrative expenses.........    12.0        10.6      12.7        12.5
                                               -----      ------    ------      ------
Income (loss) from operations...............   (15.0)        3.8      (8.6)        3.0
Interest (expense) income and other, net....     0.7         0.6       0.7         0.6
                                               -----      ------    ------      ------
Net income (loss)...........................   (14.3)%       4.4%     (7.9)%       3.6%
                                               =====      ======    ======      ======

Comparison of Third Fiscal Quarter of 2000 to Third Fiscal Quarter of 1999:

     Net sales for the fiscal quarter ended August 31, 2000 were $3,968,000, a decrease of $93,000, or 2.3%, from the same period a year ago. The decrease was attributable primarily to lower than expected sales of the Company's core products. Additionally, the Company believes that it is currently in the midst of an acceptance period as newly released products are being introduced to the marketplace to replace the Company's legacy products. The Company will have to manage successfully the transition from the legacy products in order to maintain the appropriate level of revenue to support the Company's expense base.

     Gross profit for the fiscal quarter ended August 31, 2000 was 51.5%, compared to 56.8% in the comparable quarter of the prior year. The reduction in gross profit from the comparable prior year period was the result of a less favorable product mix.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

     The loss from operations for the third fiscal quarter of 2000 was $595,000, compared to income from operations of $153,000 in the comparable quarter of the prior year. The decrease in income is primarily a result of the Company's investment within the product development and sales and marketing departments during the third quarter of fiscal 2000. The investment is part of an overall strategy to revitalize the Company's product lines with new technology to supplant eroding legacy product sales. Operating expenses for the third quarter of fiscal 2000 were $2,640,000, representing 66.5% of sales, compared to $2,154,000, representing 53.0% of sales, in the prior year period. Research and development expenses for the third quarter of fiscal 2000 were $813,000, representing 20.5% of sales, compared to $683,000, representing 16.8% of sales, for the comparable period of the prior year. This increase is primarily attributable to an increased development effort in the Company's data acquisition, imaging and machine vision product lines. Sales and marketing expenses for the third quarter of fiscal 2000 were $1,350,000, representing 34.0% of sales, compared to $1,041,000, representing 25.6% of sales, in the prior year period. The increase in sales and marketing expenses is primarily a result of an increase in the size of the Company's core sales force and an aggressive marketing campaign introduced in the second quarter to promote the Company's new products. General and administrative expenses were $477,000 for the third quarter of fiscal 2000, representing 12.0% of sales, compared to $430,000, representing 10.6% of sales, for the same period last year.

     The net loss for the fiscal quarter ended August 31, 2000 was $567,000, or $0.26 per diluted share, compared to net income of $177,000, or $0.08 per diluted share, for the same period in 1999.

Comparison of the First Nine Months of Fiscal 2000 to the First Nine Months of Fiscal 1999:

     Net sales for the nine months ended August 31, 2000 were $11,829,000, a decrease of $168,000, or 1.4%, from the same period a year ago. Sales of the Company's commercial product, Broadway, have decreased approximately 3.2% from the same period in fiscal 1999. The decrease in sales is primarily a result of a decrease in the size of the Company's Broadway sales force and a consolidation of the Company's Broadway marketing programs. Sales of the Company's data acquisition, imaging and machine vision products decreased approximately 1.2% from the comparable period in fiscal 1999, which the Company believes is due primarily to eroding sales within the Company's legacy product lines. Additionally, the Company believes that it is currently in the midst of an acceptance period as newly released products are being introduced to the marketplace to replace the Company's legacy products. The Company will have to manage successfully the transition from the legacy products in order to maintain the appropriate level of revenue to support the Company's expense base.

     Gross profit for the nine months ended August 31, 2000 was 53.5%, compared to 57.0% in the comparable period of the prior year. The reduction in gross profit from the comparable prior year period was the result of a less favorable product mix.

     The Company's loss from operations for the first nine months of fiscal 2000 was $1,014,000, compared to income from operations of $359,000 in the comparable period of the prior year. An increase in operating expenses as well as lower gross profits contributed to the loss from operations. Operating expenses for the first nine months of fiscal 2000 were $7,343,000, representing 62.0% of sales, compared to $6,481,000, representing 54.0% of sales, in the prior year period. Current year operating expenses include a significant investment in research and development, marketing, promotion and sales channel development for the Company's data acquisition, imaging and machine vision products. Research and development expenses were $2,201,000, representing 18.6% of sales, compared to $1,915,000, representing 16.0% of sales, for the comparable period of the prior year. This increase is primarily attributable to an increased development effort in the Company's data acquisition, imaging and machine vision product lines. Sales and marketing expenses were $3,648,000, representing 30.8% of sales, compared to $3,058,000, representing 25.5% of sales, in the prior year period. The increase in sales and marketing expenses is primarily a result of an increase in the size of the Company's sales force and an aggressive marketing campaign that was introduced in the second quarter to promote the Company's new products. General and administrative expenses were $1,495,000, representing 12.7% of sales, compared to $1,508,000, representing 12.5% of sales, for the comparable period in fiscal 1999.

     The net loss for the nine months ended August 31, 2000 was $928,000, or $0.42 per diluted share, compared to net income of $435,000, or $0.20 per diluted share for the same period in 1999.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

Liquidity and Capital Resources

     As of August 31, 2000, the Company had cash, cash equivalents and marketable securities totaling $2,754,000 as compared to cash, cash equivalents and marketable securities of $4,098,000 as of November 30, 1999.

     In the first nine months of 2000, the Company used $1,076,000 from operating activities, resulting from a net loss, increases in inventory, accounts receivable and prepaid expenses and a decrease in accrued expenses, partially offset by an increase in accounts payable.

     The Company used $359,000 for investing activities in the first nine months of 2000, principally as a result of acquisitions of property and equipment.

     The Company generated funds from financing activities of $258,000 in the first nine months of 2000 related to the exercise of stock options and the issuance of stock under the Company's employee stock purchase plan, offset by the purchase of 31,045 shares of the Company's common stock.

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

                          PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

            a)  Exhibits

                          Exhibit
                          Number                 Description
                          ------             -----------------------
                            27               Financial Data Schedule

            b)  Reports on Form 8-K

                  One report on Form 8-K was filed with The Securities and Exchange Commission on June 22, 2000, in which, The Company reported "Other Events" under Item 5 thereof.

                                   SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            DATA TRANSLATION, INC.



Date: October 16, 2000           By: /s/ Michael A. DiPoto
                                    ---------------------------------------
                                 Michael A. DiPoto
                                 Vice President Finance
                                 and Chief Financial Officer