Form 10KSB
period 2000-11-30
DATA TRANSLATION INC /NEW/
filed 2001-02-28
CIK 1022693

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                             _____________________

                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the Fiscal Year Ended: November 30, 2000

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ___________ to __________

                        Commission File Number: 0-21367

                            DATA TRANSLATION, INC.
            (Exact name of registrant as specified in its charter)

            Delaware                                04-3332230
(State or other jurisdiction of      (I.R.S. Employer Identification Number)
 incorporation or organization)


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

                               (Title of class)

Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes     X                         No _________
              -------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [_].

The issuer's revenues for its most recent fiscal year were: $15,924,000.

The aggregate market value of the Company's voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $6,648,553 as of January 31, 2001. The number of shares of Common Stock, $0.01 par value, outstanding as of January 31, 2001 was 2,256,075.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 12, 2001 are incorporated by reference into
Part III.

                                    PART 1


Item 1.   Business

Introduction

     Data Translation, Inc., formerly known as Data Translation II, Inc., (the "Company") was incorporated in September 1996 as a wholly owned subsidiary of Media 100 Inc. formerly known as Data Translation, Inc., ("Parent"). On
November 29, 1996, Parent contributed to the Company substantially all of the assets and liabilities of Parent's data acquisition and imaging, commercial products and networking distribution groups (the "Contributed Businesses"). In November 1996, Parent sold a substantial portion of the assets of the networking distribution business and during 1998 the Company discontinued the remainder of such business. The Company continues to operate the data acquisition and imaging and commercial products groups. On December 2, 1996 (the "Distribution Date"), Parent distributed to its stockholders in the form of a dividend all of the outstanding shares of capital stock of the Company (the "Distribution"). References to the "Company" below refer to the Contributed Businesses as operated by the Company after the Distribution, or as operated by Parent prior to the Distribution, as the context requires.

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


Data Acquisition and Imaging

  Market

     The market for the Company's data acquisition and imaging products, which are the Company's core products, is composed primarily of technical users, such as engineers and scientists, interested in incorporating the Company's products in their final products. These products are designed for the scientific research and analysis, test and measurement and industrial machine vision inspection markets. End users include original equipment manufacturers, industrial manufacturers, research laboratories, universities, hospitals and government agencies. Users require highly accurate, real-time measurement and control of analog signals, such as temperature, pressure, sound and video.

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

Products and Services

     The Company's data acquisition and imaging products are designed to facilitate (i) the high-speed capture of analog signals representing physical events, such as temperature, pressure, sound and video, (ii) the conversion of such signals into digital form and (iii) the use of such digital signals in PCs for processing. These capabilities permit customers to use PCs for data acquisition, to identify, measure, analyze and control physical phenomena, and for imaging, to analyze or enhance video images.

     The Company's data acquisition and imaging systems consist of plug-in cards and Microsoft(R) Windows(R)-based software which provide an integrated, high performance systems solution to the general scientific and measurement marketplace.

     The Company sells over 100 data acquisition and imaging products, which range in retail price from $200 to $3,000. Domestically, the Company sells such products to end users, value-added resellers ("VARs"), system integrators and original equipment manufacturers ("OEMs"). Internationally, the Company sells through its wholly-owned subsidiaries, as well as through resellers and independent distributors. Such prices do not reflect distributor discounts for international sales, which range from approximately 20% to 35% on hardware products and up to approximately 50% on software applications.

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

  Competition

     The Company competes in the data acquisition market principally with National Instruments Corporation, Measurement Computing Corporation and IOtech Incorporated. In the imaging market the Company competes with Matrox Electronic Systems and Coreco, Inc. The aforementioned competitors may have substantially greater financial, technical and marketing resources than the Company. The Company also competes with a number of smaller companies in each of these markets. The Company's data acquisition and imaging products compete based upon their ability to supply extensive hardware and software components with competitive performance and price.

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

  Product and Technology

     Broadway is a high-performance video capture and encoding system for Windows(R) based PCs. Broadway is a complete streaming and video editing solution, and its videos may also be integrated with third party video editing software packages to edit and produce Web streaming video based on Real Networks technology, as well as, VHS quality digital video clips with CD-quality stereo sound. Using Broadway, a computer user can capture video from most analog sources, edit the digitized version created by Broadway, fully compress it to MPEG-1 and then distribute it on the Web or in hard media form. Users can also incorporate the finished video into multimedia applications, such as Web home pages, multimedia presentations and CD-ROMs. Broadway is composed of a PCI integrated circuit board and a graphical user interface compatible with Microsoft(R) Windows(R). The Company's standard Broadway package is shipped complete with Ulead Systems, Inc.'s MediaStudio Pro(TM) video editing software. Broadway is also designed to be integrated with a variety of other video editing packages, including Adobe Premiere(R).

     Broadway uses a robust implementation of the MPEG-1 standard that uses a combination of hardware and software to fully compress video clips into the MPEG-1 format. Users of the latest Pentium III processors can compress into MPEG-1 format in real-time. PCs with slower processors utilize hardware compression to achieve real-time compression. Advances in processor speed may make use of various software techniques to achieve faster compression and enhanced editing capability.

     Using the MPEG-1 standard allows Broadway to produce compressed videos, which may be played back at 30 frames per second, the standard, full-motion video speed. Additionally, many users choose to share video content via the Internet. These clips may be streamed, utilizing RealNetworks technology and played back at their destination via a RealNetworks player. Since many users have installed this player on their PC, this ability to communicate with video is rapidly gaining adherents.


  Customers and Sales

     The Company's sales and marketing strategy is to move down the technical sophistication curve and up the volume curve by targeting as primary customers audio/video professionals, business presentation and education developers, home hobbyists and family/home users.

     Worldwide, the Company's commercial products are sold directly on-line, as well as, through a two-tier distribution network. Users can order directly from the Company's Web site for rapid delivery. The Company maintains direct relationships with international mass-market distributors as well as resellers and VARs. The distributors sell the commercial products to retail outlets as well as smaller computer resellers and VARs. This allows the Company's products to be available through virtually any method used by its customers to purchase their products. The Company currently offers a 30-day money back guarantee on its commercial products.

     The Company currently provides end users with 90 days of free technical support with the purchase of any product. Broadway includes extensive on-line technical support via the Company's Web site, as well as documentation which provides a video tutorial to the non-video user and an intuitive installation guide.

  Competition

     The Company has a number of competitors. Some competitors sell products, which like Broadway, employ MPEG encoding, while others sell products based on different platforms and video standards. The Company's Broadway product competes principally on the basis of ease of installation and use, brand name awareness, and price.

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



Research and Development

     The Company intends to continue to invest in research and development for new products and for enhancements to existing products. The Company is currently targeting spending on research and development at an annual rate of approximately 20% of net sales. For the fiscal year ended November 30, 2000, the Company invested approximately $3,031,000, or 19.0% of net sales, in product development compared to $2,569,000, or 18.0% of net sales in the prior fiscal year.

     The Company employed, as of November 30, 2000, approximately 22 full-time engineers whose primary duties relate to product development. Outside firms and consultants are selectively engaged to develop or assist with development of products when favorable opportunities exist.

     In the data acquisition and imaging area, the Company's focus on hardware development includes the integration of application specific integrated circuits ("ASICs") into circuit boards, which may reduce cost and advance the development of new computer bus technologies (e.g., PCI). The Company's software development in data acquisition and imaging centers on supporting Windows(R) 95/98 and Windows NT(TM).


Manufacturing

     The Company manufactures all of its products at a leased facility in Marlboro, Massachusetts. The Company believes its control of manufacturing significantly contributes to hardware design improvements, and allows for more rapid turn-around of product development to the marketplace. The Company periodically assesses its production efficiencies against the benefits of outsourcing certain hardware production. The Company has been ISO 9001 certified since 1994.

     The Company's fully integrated assembly and test operations have sufficient capacity to meet the Company's current needs for assembled printed circuit boards. In addition, the Company designs circuit boards and modules using advanced computer-aided-design technology. The Company's manufacturing capabilities include the assembly of fine pitch, surface mounted electronic devices utilizing state of the art pick and place robotics for high density, multi-layered, single or double sided boards. A majority of the Company's shipments incorporate surface-mount components. Initial testing is performed to assure that products are free from process-related defects after assembly. Following initial testing, a complete functional test is performed twice on each board, with an environmental stress screen between tests to eliminate defects and assure long-term reliability of products. The Company uses automated test equipment to assure product quality, improve throughput and increase production yields.

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


Backlog

     Most of the Company's customers order products on an as-needed basis, relying, in the case of most products, on the Company's five-day delivery capability. As a result, the Company believes that its backlog at any point in time is not indicative of its future sales and is not material to operations.


Employees

     As of November 30, 2000, the Company employed approximately 96 persons worldwide. None of the employees is represented by a labor union. The Company believes it has good relations with its employees.

     Competition for employees with the skills required by the Company is intense in the geographic areas in which the Company's operations are located. The Company believes that its future success will depend on its continued ability to attract and retain qualified employees, especially in research and development.


Executive Officers of the Company

Name                        Age    Position with the Company
----                        ---    -------------------------

Alfred A. Molinari, Jr.....  59    Chairman and Chief Executive Officer
Jeffrey M. Cronin..........  36    Vice President, Operations
Annette C. Crossen.........  41    Vice President, Sales
Michael A. DiPoto..........  33    Vice President, Finance, CFO and Treasurer
Clifford G. Wilson.........  47    Vice President, Engineering

     Mr. Molinari has been the Chief Executive Officer and Chairman of the Company since December 1996. Mr. Molinari is the founder of Parent and served as the Chief Executive Officer and a director of Parent from its inception in 1973 until November 1996.

     Mr. Cronin was appointed Vice President, Operations in February 1999. Prior to that Mr. Cronin served as Director of Operations and Manufacturing of the Company from December 1996 to February 1999 and as Director of Manufacturing of Parent from March 1992 to December 1996.

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

     The Company's United Kingdom sales operations are conducted in a 1,000 square foot office facility in Basingstoke, Hants, England that is leased under a five-year renewable lease, expiring in 2004, by Data Translation Ltd. The minimum quarterly basic rent is approximately $11,000 per quarter.

     The Company's German sales operations are conducted in a 2,420 square foot office facility in Bietigheim-Bissingen, Germany that is leased under a five-year renewable lease, expiring in 2005, by Data Translation GmbH. The minimum annual basic rent is approximately $35,000 per year.



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


Item 4.  Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of stockholders during the fourth quarter of fiscal 2000.

PART II

Item 5.   Market for the Registrant's Common Equity and Related Stockholder
          Matters

     The common stock of the Company is traded in the over-the-counter market and is reported on the Nasdaq SmallCap Market System under the symbol "DATX". The Company's stock began trading on December 16, 1996 subsequent to the stock dividend issued in connection with the Distribution. The high and low sale prices of the Company's Common Stock on the over-the-counter market since the Distribution Date through January 31, 2001 as reported on the Nasdaq SmallCap Market System were $9.91 and $.53, respectively. The table below sets forth the high and low quarterly sales prices of the Common Stock during the two most recent fiscal years:

                                         2000                    2000                     1999                    1999
                                         High                     Low                     High                     Low
                     -------------------------------------------------------------------------------------------------
First quarter                          $9.906                  $6.000                   $2.000                  $1.125
Second quarter                          9.375                   3.625                    4.000                   1.500
Third quarter                           6.875                   3.062                    5.500                   2.937
Fourth quarter                          3.500                   1.750                    6.625                   4.500

     The Company has never paid a cash dividend on its Common Stock, and the Board of Directors does not anticipate paying cash dividends in the foreseeable future. As of January 31, 2001, there were approximately 300 stockholders of record of the Company's common stock.


Item 6.   Selected Financial Data

     The following data has been derived from the Company's consolidated financial statements that have been audited by Arthur Andersen LLP, independent public accountants, as of and for the fiscal years in the five-year period ended November 30, 2000. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and the notes thereto and other financial information included elsewhere in this Form 10-K.

     For the period presented prior to the Distribution Date, the selected historical financial data relates to the Contributed Businesses as they were operated as part of Parent. They also include an allocation of certain general corporate expenses of Parent which were not directly related to these businesses. The financial information included herein for periods prior to the Distribution Date may not, however, reflect the results of operations or financial position that would have been obtained had the Company been a separate, independent company. The consolidated financial data for all periods subsequent to the Distribution Date reflect the results of operations, financial position, changes in stockholders' investment and cash flows of the independent company.


                                                                               Fiscal Years Ended November 30,
                                                                     ----------------------------------------------------
                                                                         2000       1999      1998       1997       1996
                                                                      -------    -------   -------    -------    -------
                                                                            (In thousands, except per share amounts)
Consolidated Statements of Operations Data:
Net sales........................................................     $15,924    $16,254   $16,781    $20,452    $21,201
Cost of sales....................................................       7,590      7,048     8,070      9,932      8,181
                                                                      -------    -------   -------    -------    -------
  Gross profit...................................................       8,334      9,206     8,711     10,520     13,020
Research and development expenses................................       3,031      2,569     2,444      3,808      3,736
Selling and marketing expenses...................................       5,113      4,100     5,621     10,481      9,696
General and administrative expenses..............................       2,017      1,943     2,001      2,426      2,032
                                                                      -------    -------   -------    -------    -------
  Income (loss) from operations..................................      (1,827)       594    (1,355)    (6,195)    (2,444)
Interest income..................................................         114        100       149        269        560
Other income (expense)...........................................          --         --       (46)       (53)       (51)
                                                                      -------    -------   -------    -------    -------
  Income (loss) from continuing operations before provision
   (benefit) for income taxes....................................      (1,713)       694    (1,252)    (5,979)    (1,935)
Provision (benefit) for income taxes.............................          --         32        --         --       (658)
                                                                      -------    -------   -------    -------    -------
  Income (loss) from continuing operations.......................      (1,713)       662    (1,252)    (5,979)    (1,277)
Discontinued operations..........................................          --         --        --         --     (3,555)
                                                                      -------    -------   -------    -------    -------
  Net income (loss)..............................................     $(1,713)   $   662   $(1,252)   $(5,979)   $(4,832)
                                                                      =======    =======   =======    =======    =======
Basic net income (loss) from continuing operations per common
 and potential common share......................................     $ (0.78)   $   .31   $ (0.60)   $ (2.94)   $ (0.64)
                                                                      =======    =======   =======    =======    =======
Diluted net income (loss) from continuing operations per common
 and potential common share......................................     $ (0.78)   $   .30   $ (0.60)   $ (2.94)   $ (0.64)
                                                                      =======    =======   =======    =======    =======
Basic and diluted net income (loss) from discontinued operations
 per common and potential common share...........................     $    --    $    --   $    --    $    --    $ (1.78)
                                                                      =======    =======   =======    =======    =======
Basic weighted average number of common and potential common
 shares outstanding..............................................       2,205      2,123     2,083      2,033      1,998
                                                                      =======    =======   =======    =======    =======
Diluted weighted average number of common and potential common
 shares outstanding..............................................       2,205      2,241     2,083      2,033      1,998
                                                                      =======    =======   =======    =======    =======

                                                        November 30,
                                                        -----------
                                              2000          1999          1998
                                              ----          ----          ----
                                                      (In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable
 securities.............................    $2,855        $4,098        $2,780
Working capital.........................     3,611         4,988         4,102
Total assets............................     7,918         9,049         7,576
Total liabilities.......................     3,345         2,799         2,024
Total stockholders' investment..........     4,573         6,250         5,552

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

Background

     Data Translation, Inc., formerly known as Data Translation II, Inc., (the "Company") was incorporated in September 1996 as a wholly owned subsidiary of Media 100 Inc. formerly known as Data Translation, Inc., ("Parent"). On November 29, 1996, Parent contributed to the Company substantially all of the assets and liabilities of Parent's data acquisition and imaging, commercial products and networking distribution groups (the "Contributed Businesses"). On November 11, 1996, Parent sold a substantial portion of the assets of the networking distribution business, and during 1998 the Company discontinued the remainder of such business. The Company will continue to operate the data acquisition and imaging and commercial products groups. On December 2, 1996 (the "Distribution Date"), Parent distributed to its stockholders in the form of a dividend all of the outstanding shares of capital stock of the Company (the "Distribution").

     Following the Distribution, the Company became a stand-alone entity with objectives and strategies separate from those of Parent. The Company is focused on providing products in the data acquisition, imaging, machine vision and PC video editing industries.

Comparison of Fiscal Year Ended November 30, 2000 to Fiscal Year Ended November 30, 1999

     Net sales for the fiscal year ended November 30, 2000 were $15,924,000 compared to $16,254,000 for the same period in the prior year, which represents a decrease of approximately 2.0% or $330,000. Sales from the Company's data acquisition and imaging products decreased approximately $224,000, or 1.6% from the prior fiscal year. The Company believes that sales continue to be adversely impacted by various market conditions including a perceived shift in the data acquisition and imaging markets toward new, lower priced hardware and software products (particularly in PC prices), competitive pricing pressures, a decline in the financial markets of certain regions abroad and declining sales from the Company's legacy products. Sales from the Company's commercial product, Broadway, decreased approximately $107,000, or 5.3%, from the comparable period in fiscal 1999, which the Company believes is due primarily to a reduction in marketing programs, a decrease in the sales staff and increased competition within the video capture and encoding marketplace.

     Gross profit for the period ended November 30, 2000 was 52.3%, compared to 56.6% in the comparable period of the prior year. The decrease in gross profit from the comparable prior year period was the result of higher manufacturing overhead expenses as well as a less favorable product mix.

     The Company's loss from operations for fiscal 2000 was $1,827,000, compared to income from operations of $594,000 in the comparable period of the prior year. An increase in operating expenses as well as lower gross profits contributed to the decrease in income from operations. Operating expenses for fiscal 2000 were $10,161,000 representing 63.8% of sales, compared to $8,612,000, representing 53.0% of sales, in the prior year. Fiscal year

2000 operating expenses include a significant investment in engineering, advertising, promotion and sales channel development for the Company's fiscal 2000 product releases. Research and development expenses in fiscal year 2000 were $3,031,000, representing 19.0% of sales, compared to $2,569,000, representing 15.8% of sales, in the prior year period. The increase is primarily attributable to an increased development effort in the Company's data acquisition and imaging product lines. Sales and marketing expenses in fiscal year 2000 were $5,113,000 representing 32.1% of sales, compared to $4,100,000, representing 25.2% of sales, in the prior year period. The increase in sales and marketing expenses is primarily a result of the investment in advertising, promotion and sales channel development for the Company's fiscal 2000 product releases. General and administrative expenses in fiscal year 2000 were $2,017,000, representing 12.7% of sales, compared to $1,943,000, representing 12.0% of sales, for the comparable period in fiscal 1999.

     Interest income for the fiscal year ended November 30, 2000 was $114,000, compared to interest income of $100,000, for the same period in fiscal 1999. The primary source of interest income is from the investment of cash generated from operations.

     Net loss for the fiscal year ended November 30, 2000 was $1,713,000, or $0.78 per diluted share, compared to a net income of $662,000, or $0.30 per diluted share, for the same period in fiscal 1999.

Comparison of Fiscal Year Ended November 30, 1999 to Fiscal Year Ended November 30, 1998

     Net sales for the fiscal year ended November 30, 1999 were $16,254,000 compared to $16,781,000 for the same period in the prior year, which represents a decrease of approximately 3.1% or $527,000. Sales from the Company's data acquisition and imaging products decreased approximately $119,000, or 0.8% from the prior fiscal year. The Company believes that sales continue to be adversely impacted by various market conditions including a perceived shift in the data acquisition and imaging markets toward new, lower priced hardware and software products (particularly in the PC market), competitive pricing pressures and a decline in the financial markets of certain regions abroad. Sales from the Company's commercial product, Broadway, decreased approximately $408,000, or 16.7%, from the comparable period in fiscal 1998, which the Company believes is due primarily to a decrease in the size of the Company's sales force and a consolidation of the Company's marketing programs.

     Gross profit for the fiscal year ended November 30, 1999 was 56.6%, compared to 51.9% in the comparable period of the prior year. The increase in gross profit from the comparable prior year period was the result of lower manufacturing overhead expenses as well as a more favorable product mix.

     The Company's income from operations for fiscal 1999 was $594,000, compared to a loss from operations of $1,355,000 in the comparable period of the prior year. A decrease in operating expenses as well as higher gross profits contributed to the increase in income from operations. Operating expenses for fiscal 1999 were $8,612,000 representing 53.0% of sales, compared to $10,066,000, representing 60.0% of sales, in the prior year. Prior year operating expenses include a significant investment in advertising, promotion and sales channel development for the Company's Broadway product. Research and development expenses for fiscal 1999 were $2,569,000, representing 15.8% of sales, compared to $2,444,000, representing 14.6% of sales, in the prior year period. The increase is primarily attributable to an increased development effort in the Company's data acquisition and imaging product lines. Sales and marketing expenses for fiscal 1999 were $4,100,000, representing 25.2% of sales, compared to $5,621,000, representing 33.5% of sales, in the prior year period. The decrease in sales and marketing expenses is primarily a result of a decrease in the size of the Company's sales force and a consolidation of the Company's marketing programs. General and administrative expenses for fiscal 1999 were $1,943,000, representing 12.0% of sales, compared to $2,001,000, representing 11.9% of sales, for the comparable period in fiscal 1998.

     Interest income for the fiscal year ended November 30, 1999 was $100,000, compared to interest income of $149,000, for the same period in fiscal 1998. The primary source of interest income is from the investment of cash generated from operations.

     Net income for the fiscal year ended November 30, 1999 was $662,000, or $0.30 per diluted share, compared to a net loss of $1,252,000, or $0.60 per diluted share, for the same period in fiscal 1998.

Liquidity and Capital Resources

     As of November 30, 2000, the Company had cash and cash equivalents totaling $2,741,000, as compared to cash and cash equivalents of $3,989,000 as of November 30, 1999.

     During fiscal 2000, the Company used $904,000 in operating activities, resulting from a net loss, increases in inventory and prepaid expenses and a decrease in accrued expenses, partially offset by an increase in accounts payable and a decrease in accounts receivable.

     The Company used $379,000 in investing activities during fiscal 2000, mainly as a result of acquisitions of property, equipment and other long-term assets.

     The Company generated cash from financing activities of $71,000 during fiscal 2000 related to the exercise of stock options and the issuance of stock under the employee stock purchase plan, partially offset by the repurchase of 41,465 shares of the Company's Common Stock.

     The Company believes that its existing cash, cash equivalents and short-term investment balances and cash flows expected to be generated from future operations will be sufficient to meet its capital requirements for at least the next 12 months, although the Company may be required, or could elect, to seek additional funding prior to that time. The Company's future capital requirements will depend on many factors, including the rate of revenue growth, the timing and extent of spending to support product development efforts and expansion of sales and marketing, the timing of introductions of new products and enhancements to existing products, and market acceptance of the Company's products. There can be no assurances that additional funding, if required, will be available on acceptable terms or at all.


Results of Operations

  The following table shows certain statements of operations data as a percentage of net sales.

                                                                         Fiscal Year Ended
                                                                         -----------------
                                                                            November 30,
                                                                            ------------
                                                                     2000          1999         1998
                                                                   ------         -----        -----
Net sales......................................................     100.0%        100.0%       100.0%
Gross margin...................................................      52.3          56.6         51.9
Research and development expenses..............................      19.0          15.8         14.6
Selling and marketing expenses.................................      32.1          25.2         33.5
General and administrative expenses............................      12.7          12.0         11.9
                                                                   ------         -----        -----
Income (loss) from operations..................................     (11.5)          3.7         (8.1)
Interest income (expense) and other, net.......................       0.7           0.6          0.6
                                                                   ------         -----        -----
Income (loss) from operations before
 benefit from income taxes.....................................     (10.8)          4.3         (7.5)
Provision (benefit) from income taxes..........................       0.0           0.2          0.0
                                                                   ------         -----        -----
Net income (loss)  ............................................     (10.8)%         4.1%         (7.5)%
                                                                   ======         =====        =====

Certain Factors That May Affect Future Results

     Except for the historical information contained herein, the matters discussed in this Annual Report on Form 10-KSB are forward-looking statements, and are based on current expectations, and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from those expressed in such forward-looking statements. The risks and uncertainties associated with such statements include the following:


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

Development and introduction of new products

          Our future success depends upon our ability to address the rapidly changing needs of our customers by developing and introducing high-quality, cost-effective products, product enhancements and services on a timely basis and by keeping pace with technological developments and emerging industry standards. We have new product launches and upgrades to our existing products planned for fiscal year 2001. Our future revenue growth will be dependent on the success of these new product launches as legacy product sales continue to erode. We have in the past experienced delays in product development and such delays may occur in the future. In addition, as we introduce new or enhanced products, we will have to manage successfully the transition from older products in order to minimize disruption in our customers' ordering patterns, avoid excessive levels of older product inventories and ensure that enough supplies of new products can be delivered to meet our customers' demands. Our ability to develop and successfully introduce new products and product enhancements, which are broadly accepted, will affect our revenues.

Dependence on a few key original equipment manufacturers (OEMs)

          We depend on a few key original equipment manufacturer customers
(OEMs). For example, in the year ended November 30, 2000, sales to our OEM channel represented 20% of our total revenue. We anticipate that our operating results will continue to depend on sales to the OEM channel. Therefore, the loss of any of our OEMs or a significant reduction in sales to these OEMs could substantially reduce our revenues.

Ability to manage distribution channel

          We rely primarily on a worldwide network of independent value-added resellers (VARs) to distribute and sell our products to end-users. Our resellers generally offer products of several different companies, including, in some cases, products which are competitive with our products. In addition, many of these VARs are small organizations with limited capital resources. There can be no assurance that the our resellers will continue to purchase our products or provide them with adequate levels of support, or that our efforts to expand its VAR network will be successful. Any significant failure of the preceding factors could have a material adverse effect on our business and operating results.

Reliance on international sales

     Sales of our products outside of North America represented approximately 45% of our net sales for the fiscal year ended November 30, 2000. International sales and operations may be subject to risks such as the imposition of government controls, export license requirements, restrictions on the export of critical technology, less effective enforcement or proprietary rights, currency exchange fluctuations, generally longer collection periods, political instability, trade restrictions, changes in tariffs, difficulties in staffing and managing international operations, potential insolvency of international resellers and difficulty in collecting accounts receivable. Our international sales are also subject to more seasonal fluctuation than domestic sales. In this regard, the traditional summer vacation period, which occurs during our third fiscal quarter, may result in a decrease in sales, particularly in Europe. There can be no assurance that these factors will not have an adverse effect on our future international operations and consequently, on our business and operating results.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     The Company's investing strategy, to manage interest rate exposure, is to invest in short term highly liquid investments. Currently, the Company's short-term investments are in highly rated government securities. At November 30, 2000, the fair value of the Company's short-term investments approximated their market value.

     The Company faces exposure to movements in foreign currency exchange rates. The Company does not use derivative financial instruments or other financial instruments to hedge economic exposures or for trading. The Company's primary exposures have been related to the operations of its European subsidiaries. In 2000, the net impact of foreign currency charges was not material.

                     DATA TRANSLATION, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                Page
                                                                                                                ----
Report of Independent Public Accountants....................................................................    F-2
Consolidated Balance Sheets as of November 30, 2000 and 1999................................................    F-3
Consolidated Statements of Operations for the Fiscal Years Ended November 30, 2000, 1999 and 1998...........    F-4
Consolidated Statements of Stockholders' Investment for the Fiscal Years Ended November 30, 2000,
1999 and 1998...............................................................................................    F-5
 ............................................................................................................
Consolidated Statements of Cash Flows for the Fiscal Years Ended November 30, 2000, 1999 and 1998...........    F-6
Notes to Consolidated Financial Statements..................................................................    F-7

Item 8. Financial Statements and Supplementary Data


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Data Translation, Inc.:

     We have audited the accompanying consolidated balance sheets of Data Translation, Inc. (a Delaware corporation) and subsidiaries as of November 30, 2000 and 1999 and the related consolidated statements of operations, stockholders' investment and cash flows for each of the three years in the period ended November 30, 2000. These financial statements are the responsibility of the Data Translation, Inc. and subsidiaries' management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Data Translation, Inc. and subsidiaries as of November 30, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2000, in conformity with accounting principles generally accepted in the United States.


                                                  Arthur Andersen LLP

Boston, Massachusetts
December 21, 2000

                    DATA TRANSLATION, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                      November 30,
                                                                                      ------------
                                                                                2000                1999
                                                                                ----                ----
Current Assets:
  Cash and cash equivalents...........................................      $ 2,741,000         $ 3,989,000
  Marketable securities...............................................          114,000             109,000
  Accounts receivable, net (Note 10)..................................        1,980,000           2,035,000
  Inventories.........................................................        1,577,000           1,294,000
  Prepaid expenses....................................................          544,000             357,000
                                                                            -----------         -----------
     Total current assets.............................................        6,956,000           7,784,000

Property and equipment, net...........................................          890,000           1,243,000
Other assets, net.....................................................           72,000              22,000
                                                                            -----------         -----------
     Total assets.....................................................      $ 7,918,000         $ 9,049,000
                                                                            ===========         ===========

Current Liabilities:
  Accounts payable....................................................      $ 1,450,000         $   646,000
  Accrued expenses....................................................        1,895,000           2,150,000
                                                                            -----------         -----------
     Total current liabilities........................................        3,345,000           2,796,000

Deferred income taxes.................................................               --               3,000

Commitments and Contingencies (Note 6)

Stockholders' Investment:
  Preferred stock, $0.01 par value--
    Authorized: 5,000,000 shares, none issued or
    outstanding.......................................................               --                  --
  Common stock, $0.01 par value--
    Authorized: 30,000,000 shares, 2,281,921 and
    2,175,780 shares issued in 2000 and 1999,
            respectively; 2,225,456 and 2,160,780 shares
            outstanding in 2000 and 1999, respectively................           23,000              22,000
  Additional paid-in capital..........................................       13,145,000          12,891,000
        Treasury stock, common, at cost,
             56,465 and 15,000 shares in 2000 and 1999, respectively           (227,000)            (43,000)
        Accumulated deficit...........................................       (8,282,000)         (6,569,000)
  Cumulative translation adjustment...................................          (86,000)            (51,000)
                                                                            -----------         -----------
     Total stockholders' investment...................................        4,573,000           6,250,000
                                                                            -----------         -----------
     Total liabilities and stockholders' investment...................      $ 7,918,000         $ 9,049,000
                                                                            ===========         ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                    DATA TRANSLATION, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     Fiscal Years Ended November 30,
                                                                 -------------------------------------
                                                               2000                 1999               1998
                                                           -----------          -----------        -----------
Net sales.............................................     $15,924,000          $16,254,000        $16,781,000
Cost of sales.........................................       7,590,000            7,048,000          8,070,000
                                                           -----------          -----------        -----------
             Gross profit.............................       8,334,000            9,206,000          8,711,000
Research and development expenses.....................       3,031,000            2,569,000          2,444,000
Selling and marketing expenses........................       5,113,000            4,100,000          5,621,000
General and administrative expenses...................       2,017,000            1,943,000          2,001,000
                                                           -----------          -----------        -----------
             (Loss) income from operations............      (1,827,000)             594,000         (1,355,000)
Interest income.......................................         114,000              100,000            149,000
Other expense, net....................................              --                   --            (46,000)
                                                           -----------          -----------        -----------
             (Loss) income before provision for income
              taxes...................................      (1,713,000)             694,000         (1,252,000)
Provision for income taxes............................              --               32,000                 --
                                                           -----------          -----------        -----------
             Net (loss) income........................     $(1,713,000)         $   662,000        $(1,252,000)
                                                           ===========          ===========        ===========
Basic net (loss) income per common share..............     $     (0.78)         $      0.31        $      (.60)
                                                           ===========          ===========        ===========
Diluted net (loss) income per common and potential
   common share.......................................     $     (0.78)         $      0.30        $      (.60)
                                                           ===========          ===========        ===========

Basic weighted average number of common shares
   outstanding........................................       2,205,000            2,123,000          2,083,000
                                                           ===========          ===========        ===========
Diluted weighted average number of common and
   potential common shares outstanding................       2,205,000            2,232,000          2,083,000
                                                           ===========          ===========        ===========






The accompanying notes are an integeral part of these consolidated financial statements

                    DATA TRANSLATION, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT

                            Common Stock                  Treasury Stock
                    ---------------------------------  --------------------
                                          Additional                                        Cumulative      Total      Comprehensive
                     Number    $0.01 Par    Paid-in     Number               Accumulated    Translation  Stockholders'    Income
                    of Shares    Value      Capital    of Shares    Amount     Deficit       Adjustment    Investment     (Loss)
                    ----------------------------------------------------------------------------------------------------------------

Balance, November
30, 1997             2,048,765   $20,000  $12,691,000        --   $      --    $(5,979,000)   $ (3,000)   $ 6,729,000           --
  Proceeds from
  stock plans......     48,155     1,000       73,000        --          --             --          --         74,000           --
  Translation
  adjustment.......         --        --           --        --          --             --       1,000          1,000        1,000
  Net loss.........         --        --           --        --          --     (1,252,000)         --     (1,252,000)  (1,252,000)
                    ----------------------------------------------------------------------------------------------------------------
Total
Comprehensive Loss                                                                                                     $(1,251,000)
                                                                                                                       ===========

Balance, November
30, 1998             2,096,920    21,000   12,764,000        --          --     (7,231,000)     (2,000)     5,552,000           --
  Proceeds from
  stock plans......     78,860     1,000      127,000        --          --             --          --        128,000           --
  Purchase of
  treasury stock...         --        --           --     15,000     (43,000)           --           --       (43,000)          --
  Translation
  adjustment.......         --        --           --         --          --            --       (49,000)     (49,000)     (49,000)
  Net income.......         --        --           --         --          --       662,000            --      662,000      662,000
                    --------------------------------------------------------------------------------------------------------------
Total
Comprehensive Income                                                                                                   $   613,000
                                                                                                                       ===========

Balance, November
30, 1999             2,175,780    22,000   12,891,000     15,000     (43,000)   (6,569,000)      (51,000)   6,250,000           --
  Proceeds from
  stock plans......    106,141     1,000      254,000         --          --            --            --      255,000           --
  Purchase of
  treasury stock...         --        --           --     41,465    (184,000)           --            --     (184,000)          --
  Translation
  adjustment.......         --        --           --         --          --            --       (35,000)     (35,000)     (35,000)
  Net loss.........         --        --           --         --          --    (1,713,000)           --   (1,713,000)  (1,713,000)
                    --------------------------------------------------------------------------------------------------------------
Total
Comprehensive Loss                                                                                                     $(1,748,000)
                                                                                                                       ===========
Balance, November
30, 2000             2,281,921   $23,000  $13,145,000     56,465   $(227,000)  $(8,282,000)     $(86,000) $ 4,573,000
                    =================================================================================================

  The accompanying notes are an integral part of these consolidated financial statements.

                    DATA TRANSLATION, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Fiscal Years Ended November 30,
                                                               ----------------------------------------------
                                                                 2000                 1999                1998
                                                            -----------            ----------          -----------
Cash Flows from Operating Activities:
 Net (loss) income.......................................   $(1,713,000)          $  662,000         $(1,252,000)
 Adjustments to reconcile net (loss) income to net
 cash (used in) provided by operating activities
   Depreciation and amortization.........................       677,000              879,000           1,049,000
   Loss on disposal of equipment.........................           ---                6,000                 ---
   Reserve for doubtful accounts.........................        12,000             (108,000)              8,000
   Changes in current assets and liabilities:
     Accounts receivable.................................        43,000             (164,000)            983,000
     Inventories.........................................      (283,000)             (92,000)            205,000
     Prepaid expenses....................................      (187,000)              21,000              52,000
     Net liabilities of discontinued
      operations.........................................            --                  ---          (1,424,000)
     Accounts payable....................................       804,000              390,000              82,000
     Due to related party................................            --                  ---            (546,000)
     Accrued expenses....................................      (254,000)             387,000              82,000
     Deferred income taxes...............................        (3,000)                 ---                 ---
                                                            -----------           ----------         -----------
     Net cash (used in) provided by operating
      activities.........................................      (904,000)           1,981,000            (761,000)
                                                            -----------           ----------        ------------
Cash Flows from Investing Activities:
 Purchases of property and equipment.....................      (324,000)            (679,000)           (407,000)
 Purchase of marketable securities.......................      (114,000)            (109,000)                 --
 Maturity of marketable securities.......................       109,000                   --                  --
 Increase in other assets................................       (50,000)             (18,000)            (50,000)
                                                            -----------           ----------         -----------
     Net cash used in investing activities...............      (379,000)            (806,000)           (457,000)
                                                            -----------           ----------         -----------
Cash Flows from Financing Activities:
  Purchase of treasury stock.............................      (184,000)             (43,000)                 --
  Proceeds from stock plans..............................       255,000              128,000              74,000
                                                            -----------           ----------         -----------
     Net cash provided by financing
       activities........................................        71,000               85,000              74,000
Exchange Rate Effects....................................       (36,000)             (51,000)              2,000
                                                            -----------           ----------         -----------
Net (decrease) increase in cash and cash
 equivalents.............................................    (1,248,000)           1,209,000          (1,142,000)
Cash and cash equivalents, beginning of year.............     3,989,000            2,780,000           3,922,000
                                                            -----------           ----------         -----------
Cash and cash equivalents, end of year...................   $ 2,741,000           $3,989,000         $ 2,780,000
                                                            ===========           ==========         ===========
Supplemental Disclosure of Cash Flow Information:
    Cash paid for income taxes...........................   $        --           $       --         $        --
                                                            ===========           ==========         ===========
    Cash paid for interest...............................   $        --           $       --         $        --
                                                            ===========           ==========         ===========


  The accompanying notes are an integral part of these consolidated financial statements.

--------------------------------------------------------------------------------

                    DATA TRANSLATION, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLDATED FINANCIAL STATEMENTS



1.   Background and Basis of Presentation

  Data Translation, Inc. formerly known as Data Translation II, Inc. (the "Company") was incorporated in September 1996 as a wholly owned subsidiary of Media 100 Inc. formerly known as Data Translation, Inc. ("Parent"). The Company designs, develops and manufactures high performance data acquisition and imaging products for use with personal computers. The Company's principal products are digital signal processing boards and software, which receive analog signals, convert them to digital form and process the digital data.

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

2.   Summary of Significant Accounting Policies

 (a) Principles of Consolidation

  The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

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

 (c) Cash and Cash Equivalents

  Cash equivalents are carried at cost, which approximates market value, and have original maturities of less than 90 days. Cash equivalents include money market accounts, U.S. Treasury bills and repurchase agreements with overnight maturities.

  The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under this standard, the Company is required to classify all investments in debt and equity securities into one or more of the following three categories: held-to-maturity, available-for-sale or trading. The Company's marketable securities as of December 31, 2000 mature in February 2001 and are classified as held-to-maturity as the Company has the positive intent and ability to hold to maturity. Marketable securities are reported at amortized cost. The Company's cash equivalents and marketable securities are invested in highly rated government securities.

                    DATA TRANSLATION, INC. AND SUBSIDIARIES

 (d) Inventories

  Inventories are stated at the lower of first-in, first-out ("FIFO") cost or market and consist of the following:


                                                                                               November 30,
                                                                                         ------------------------
                                                                                            2000          1999
                                                                                         ----------    ----------
   Raw materials  ..................................................................     $1,006,000    $  899,000
   Work-in-process  ................................................................        213,000        89,000
   Finished goods  .................................................................        358,000       306,000
                                                                                         ----------    ----------
                                                                                         $1,577,000    $1,294,000
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

 (e) Depreciation and Amortization

  The Company provides for depreciation and amortization, using the straight-line method, by charges to operations in amounts that allocate the cost of the equipment and leasehold improvements over their following estimated useful lives:

  Description                                                                                        Useful Lives
  -----------                                                                                        ------------
  Machinery and equipment  .......................................................................   3 to 7 years
  Furniture and fixtures  ........................................................................      7 years
  Vehicles  ......................................................................................      3 years

  Leasehold improvements are amortized over the shorter of their economic life of 3 to 7 years or the life of the lease.


 (f) Property and Equipment

  Property and equipment are stated at cost, less accumulated depreciation and amortization, and consist of the following:


                                                                                               November 30,
                                                                                         -------------------------
                                                                                           2000           1999
                                                                                         -----------    -----------
  Machinery and equipment  .........................................................    $15,932,000    $15,671,000
  Furniture and fixtures  ..........................................................      2,079,000      2,076,000
  Vehicles  ........................................................................        117,000        117,000
  Leasehold improvements  ..........................................................      2,484,000      2,424,000
                                                                                        -----------    -----------
                                                                                         20,612,000     20,288,000
   Less--Accumulated depreciation and amortization  .................................    19,722,000     19,045,000
                                                                                        -----------    -----------
                                                                                        $   890,000    $ 1,243,000
                                                                                        ===========    ===========

(g) Other Assets

  Other assets includes long-term deposits and or investment in preferred stock of a company. The investment is carried at cost as of December 31, 2000.

                    DATA TRANSLATION, INC. AND SUBSIDIARIES

 (h) Foreign Currency

  The Company translates the assets and liabilities of its foreign subsidiaries at the rates of exchange in effect at year-end. Revenues and expenses are translated using exchange rates in effect during the year. Gains and losses from foreign currency translation are credited or charged to "Cumulative translation adjustment" included in stockholders' investment in the accompanying consolidated balance sheets. Foreign currency transaction gains and losses are included in general and administrative expenses in the accompanying consolidated statements of operations. Foreign currency transaction gains and losses were not significant for the years ended November 30, 2000, 1999 or 1998.


 (i) Revenue Recognition

  The Company recognizes revenue from sales to end users, resellers and distributors upon shipment, provided persuasive evidence of an arrangement exists, the sales price is fixed or determinable and collection of the related receivable is probable. Warranty costs are estimated and recorded by the Company at the time of revenue recognition.

  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. This bulletin established additional guidelines for revenue recognition. The Company's revenue recognition policy complies with this pronouncement.

 (j) Research and Development Costs

  The Company charges research and development costs to operations as incurred. However, in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, the Company capitalizes certain computer software development costs upon establishing technological feasibility. All such costs capitalized by the Company were fully amortized as of November 30, 1999 and no costs qualified for capitalization in 2000. These costs are amortized on a straight-line basis over the lesser of two years or the economic life of the product. Amortization expense, included in cost of sales in the accompanying consolidated statements of operations, was $0, $121,000 and $120,000 in 2000, 1999 and 1998, respectively.

 (k) Concentration of Credit Risk

  SFAS No. 105, Disclosure of Information About Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance sheet and credit risk concentrations. The Company has no significant off-balance sheet risk or concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements. Financial instruments that subject the Company to credit risk consist primarily of trade accounts receivable. As of November 30, 2000 and 1999, no individual customers accounted for greater than 10% of accounts receivable. For the years ended November 30, 2000, 1999 and 1998, no individual customers accounted for greater than 10% of revenues.


 (l) Disclosure About Fair Value of Financial Instruments

  SFAS No. 107, Disclosure About Fair Market Value of Financial Instruments, requires disclosure of estimated fair values for certain financial instruments. The Company's financial instruments include cash, marketable securities, accounts receivable and accounts payable. The carrying amounts of these financial instruments approximate their fair value due to their short-term nature.


 (m) Stock-based Compensation

  The Company accounts for its stock-based compensation under Accounting Principle Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and complies with the disclosure provisions of SFAS No. 123,

                    DATA TRANSLATION, INC. AND SUBSIDIARIES

Accounting for Stock-Based Compensation. SFAS No. 123 establishes a fair-value-based method of accounting for stock-based compensation plans.

 (n) Long-Lived Assets

  The Company follows the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of, and reviews its long-lived assets for impairment as events and circumstances indicate that the carrying amount of an asset may not be recoverable.
Management believes that as of November 30, 2000 and 1999, none of the Company's long-lived assets was impaired.


 (o) Comprehensive Income (Loss)

  SFAS No. 130, Reporting Comprehensive Income, requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Comprehensive income (loss) consists of the net income
(loss) plus translation adjustment resulting from the consolidation of the Company's foreign operations (see Note 2 (h)) and is disclosed in the accompanying consolidated statements of stockholders' investment.

 (p) Disclosures about Segments of an Enterprise

  The Company adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, in the fiscal year ended November 30, 1999. SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate financial information is available for evaluation by the chief decision maker, or decision making group, in making decisions how to allocate resources and assess performance. The Company's chief operating decision-maker, as defined under SFAS No. 131, is the chief executive officer (see Note 8).

 (q) New Accounting Standards

  In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and SFAS No. 138, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal quarters of fiscal year 2001. SFAS No. 133 is not expected to have a material impact on the Company's financial statements or results of operations.

  In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation-An Interpretation of Accounting Principles Board (APB) Opinion No. 25 (FIN 44). FIN 44 clarifies the application of APB Opinion No. 25, Accounting for Stock Issued to Employees, in certain situations, as defined. FIN 44 is effective July 1, 2000 but is retroactive for certain events occurring after December 15, 1998, the adoption of the interpretation. The adoption of FIN 44 affected the accounting for stock options repriced during the fiscal year 1999 (see Note 4(e)).

                    DATA TRANSLATION, INC. AND SUBSIDIARIES

3. Net Income (Loss) Per Common Share

  The Company applies SFAS No. 128, Earnings Per Share. This statement established standards for computing and presenting earnings per share and applies to entities with publicly traded common stock or potential common stock. Basic earnings per share was determined by dividing net income (loss) by the weighted average common shares outstanding during the period. Diluted earnings per share was determined by dividing net income (loss) by diluted weighted average shares outstanding. Diluted weighted average shares reflects the dilutive effect, if any, of potential common stock. Potential common stock includes options to purchase common stock to the extent their effect is dilutive. Basic net loss per share is the same as diluted net loss per share when a net loss has been incurred, such as the years ended November 30, 2000 and 1998, as the effects of the potential common stock are antidilutive.

A reconciliation of basic and diluted weighted average shares outstanding is as follows:

                                                             Years Ended November 30,
                                                             -----------------------
                                                   2000               1999               1998
                                                   ----               ----               ----
Basic weighted average shares
 outstanding..................                  2,205,000          2,123,000          2,083,000

Weighted average common
     equivalent                                        --            109,000                 --
      shares..................                  ---------          ---------          ---------
Diluted weighted average
     shares                                     2,205,000          2,232,000          2,083,000
      outstanding................               =========          =========          =========

Diluted weighted average shares outstanding do not include approximately 146,759, 14,100, and 125,777 shares of potential common stock, calculated using the treasury stock method, for the years ended November 30, 2000, 1999 and 1998, respectively, as their effect would be antidilutive.

4.   Stockholders' Investment

  (a) Stock Purchase Rights Plan

  On April 14, 1999, the Board of Directors of the Company declared a special dividend distribution (a right) for each outstanding share of common stock of the Company outstanding as of April 30, 1999. The rights will become exercisable only if a person or group (i) acquires 15% or more of the Company's common stock, or (ii) announces a tender offer that would result in ownership of 15% or more of the common stock. Each right would entitle a stockholder to buy one one-hundredth of a share of preferred stock. Once a person or group has acquired 15% or more of the outstanding common stock of the Company, each right may entitle its holder (other than the 15% person or group) to purchase $21.00 worth of newly issued shares of common stock of the Company (or of any company that acquires Data Translation) at a price equal to 50% of their current market price. The rights are redeemable at the option of the Board of Directors up until 10 days after public announcement that any person or group has acquired 15% or more of Data Translation's common stock. The redemption price is $0.001 per right. The rights will expire on April 30, 2009, unless redeemed prior to that date. Distribution of the rights is not taxable to stockholders.

                    DATA TRANSLATION, INC. AND SUBSIDIARIES

  (b) Stock Option Plans

  Replacement Stock Option Plan

  Effective December 2, 1996, the Company's Board of Directors adopted the Company's Replacement Stock Option Plan (the "Replacement Plan"). The Replacement Plan provided for the issuance of options to purchase shares of the Company's common stock (the "Replacement Options") to holders of options to purchase shares of Parent Stock that were granted under Parent Plans and which were outstanding on the Distribution Date (the "Parent Options") as part of an adjustment to the Parent Options. The Company has authorized the issuance of up to 275,000 shares of the Company's common stock under the Replacement Plan, of which options for 264,794 shares of common stock were granted as of November 30, 2000. No additional options may be granted under the Replacement Plan.

  The number of Replacement Options granted was equal to the number of Parent options divided by four and rounded down to the nearest whole share. The exercise price of Replacement Options was equal to the exercise price of Parent options multiplied by 0.285714 and rounded up to the nearest full cent.

  It was intended that Replacement Options issued to employees of the Company ("Transferred Employees") in respect of Parent Options that qualified as incentive stock options (ISO's) shall continue to qualify as ISO's pursuant to
Section 424(a) of the Code. Replacement Options that do not qualify as ISO's will be nonqualified stock options.

  1996 Stock Option Plan

  In December 1996, the Company adopted the 1996 Stock Option Plan (the "1996 Plan") for its key employees, directors and others, which permits the grant of stock options as approved by the Company's Board of Directors (the Board). Under the 1996 Plan, 1,500,000 shares of common stock have been reserved for issuance. At the discretion of the Board, options granted pursuant to the 1996 Plan may be ISO's as defined by the Code provided that the exercise price of the stock option is not less than 100% of the fair market value of the Company's common stock. The Board will determine the exercise price of stock options granted and when the options will vest and expire, but in no event will the option period exceed 10 years. As of November 30, 2000, 671,806 shares of common stock were available for future issuance under the 1996 Plan.

                    DATA TRANSLATION, INC. AND SUBSIDIARIES

The stock option activity under the Replacement Plan and the 1996 Plan for the three years ended November 30, 2000 is as follows:

                                                                       Number of         Exercise Price       Weighted Avg
                                                                        Shares               Range          Exercise Price
                                                                        ------               -----          --------------
          Outstanding, November 30, 1997......................             375,254      0.52  -  $ 5.08              $3.21
            Granted..................................                      137,200       1.31  -   2.41               2.11
            Exercised..................................                     (9,830)      0.81  -   3.00               0.82
            Expired/canceled.........................                     (107,894)      0.52  -   5.08               2.69
                                                               ------------------------------------------------------------
          Outstanding, November 30, 1998......................             394,730       0.61  -   5.08               3.03
            Granted..................................                      396,450       1.50  -   5.53               3.11
            Exercised..................................                    (53,228)      0.61  -   4.11               2.03
            Expired/canceled.........................                     (238,040)      0.97  -   5.08               2.51
                                                               ------------------------------------------------------------
          Outstanding, November 30, 1999......................             499,912       1.44  -   5.53               3.24
            Granted..................................                      598,650       2.94  -   8.88               6.21
            Exercised..................................                    (86,572)      1.44  -   5.08               2.25
            Expired/canceled.........................                     (183,796)      1.44  -   8.88               6.15
                                                               ------------------------------------------------------------
          Outstanding, November 30, 2000......................             828,194      1.50  -  $ 8.88              $5.81
                                                               ============================================================
          Exercisable, November 30, 1998............                        76,263    $ 1.29  -  $ 4.65              $3.03
                                                               ============================================================
          Exercisable, November 30, 1999............                        54,388    $ 1.44  -  $ 5.53              $2.68
                                                               ============================================================
          Exercisable, November 30, 2000............                       204,042    $ 1.50  -  $ 8.88              $4.53
                                                               ============================================================


  (c) Employee Stock Purchase Plan

  In December 1996, the Company established an Employee Stock Purchase Plan (the "ESPP") which permits the eligible employees of the Company and its subsidiaries to purchase shares of the Company's common stock, at 85% of the Company's closing market price on either the first day or last day of the applicable six-month period, whichever is lower. Employees may participate in the ESPP through regular monthly payroll deductions of up to 10% of their pre-tax gross salary. Subject to adjustment for stock splits, stock dividends and similar events, a maximum of 150,000 shares of common stock may be issued under the ESPP. Through November 30, 2000, 96,528 shares of common stock have been purchased under the ESPP.

  (d) Stock-based Compensation

   The Company has computed the pro forma disclosures required under SFAS No. 123 for all stock compensation plan grants during the years ended November 30, 2000, 1999 and 1998 using the Black-Scholes option pricing model prescribed by SFAS No. 123. The assumptions used in 2000, 1999 and 1998 are as follows: dividend yield of 0% for all years; expected volatility of 77%, 96% and 95%, risk-free interest rates of 5.42% - 6.69%, 4.48% - 5.92% and 5.52% - 5.86% and expected lives of five, five and six years, respectively. The weighted average grant date fair value of options granted during 2000, 1999 and 1998 was $6.21, $3.11 and $1.87, respectively. The weighted average remaining contractual life of outstanding options at November 30, 2000 was 4.5 years.

                    DATA TRANSLATION, INC. AND SUBSIDIARIES

   Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have been decreased (increased) to the following pro forma amounts:

                                                                                Years Ended November 30,
                                                                                -----------------------
                                                                 2000                    1999               1998
                                                                 ----                    ----               ----
Net (loss) income:
 As reported...........................................      $(1,713,000)               $662,000          $(1,252,000)
 Pro forma..............................................     $(2,557,000)               $292,000          $(1,411,000)
Basic net (loss) income per common and
 potential common shares outstanding:
 As reported...........................................      $     (0.78)               $   0.31          $     (0.60)
 Pro forma..............................................     $     (1.16)               $   0.14          $     (0.68)
Diluted net (loss) income per common and
 potential common shares outstanding:
 As reported...........................................      $     (0.78)               $   0.30          $     (0.60)
 Pro forma..............................................     $     (1.16)               $   0.13          $     (0.68)


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

   (e) Stock Buyback Plan

   On June 22, 2000, the Company announced that its Board had approved the purchase of up to $250,000 of its shares of common stock over the remainder of the calendar year. Purchases were made at prevailing prices as market conditions and cash availability permitted. Through November 30, 2000, the Company had repurchased 41,465 and 15,000 shares of its common stock under the 2000 and 1999 Plans, respectively for an aggregate purchase price of $227,000, which is classified as treasury stock in the accompanying consolidated statements of stockholders investment.

   (f) Stock Option Repricing

   On December 16, 1998, the Company's Board authorized the repricing of employee options to purchase 100,000 shares of common stock from an exercise price of $3.00 per share to an exercise price of $1.50 per share, which represented the fair market value of the Company's common stock on the date of repricing. These options are subject to variable plan accounting, as defined in FIN 44 (see Note 2(p)). There were no charges required during 2000 related to fluctuations in the Company's stock price and all vested options were exercised prior to July 1, 2000. As of November 30, 2000, 50,000 options, which are not fully vested, are still subject to variable plan accounting.

                    DATA TRANSLATION, INC. AND SUBSIDIARIES

5.   Employee Savings Plan

  In December 1996, the Company established the Employee Savings Plan (the Savings Plan). The Employee Savings Plan provides for annual Company contributions of up to 15% of the first 6% of total salary per participant. These contributions vest immediately. Contributions to the Savings Plan charged to operations in 2000, 1999 and 1998 were $30,000, $26,000 and $56,000, respectively.

  The Company does not provide postretirement benefits to any employees as defined under SFAS No. 106, Employers Accounting for Postretirement Benefits Other Than Pensions.


6.   Commitments and Contingencies

 (a) Lease Commitments

  The Company has operating lease agreements expiring December 1, 2009 for a building and property owned by a related party trust. The agreements require the Company to pay aggregate minimum annual rental payments plus other expenses of the lessor on a net basis. Total rental expense charged to operations on these leases included in the accompanying consolidated statements of operations, net of sub-lease and rent allocations, was approximately $243,000, $254,000 and $335,000 for the years ended November 30, 2000, 1999 and 1998, respectively.

  In addition, the Company leases sales facilities and equipment under leases expiring through 2001. Rent expense, net of sub-lease and rent allocations to Parent, under these agreements totaled $189,000, $152,000 and $146,000 in the years ended November 30, 2000, 1999 and 1998, respectively. Future minimum lease payments, net of sub-lease payments to be received, under all operating leases are as follows:

   Fiscal Years Ending November 30,                                   Amount
   --------------------------------                                  ----------
   2001...........................................................   $  505,000
   2002...........................................................      629,000
   2003...........................................................    1,067,000
   2004...........................................................    1,131,000
   2005...........................................................    1,131,000
   Thereafter.....................................................    5,200,000
                                                                     ----------
   Total minimum lease payments...................................   $9,663,000
                                                                     ==========

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

     The components of the income tax provision are approximately as follows:

                                                         Fiscal Years Ended
                                                            November 30,
                                                       2000     1999     1998
                                                       ----     ----     ----
  Federal:
     Current.....................................    $    --  $32,000  $    --
                                                     =======  =======  =======

     The difference between the combined federal and state statutory tax rate of 40% and the effective tax rate during 1999 is due to the Company's use of federal and state net operating loss carryforwards. At November 30, 2000, the Company had approximately $8,598,000 of federal and state net operating loss carryforwards available to offset future taxable income, which expire in varying amounts beginning in 2020. Due to the uncertainty surrounding the timing of realizing the benefits of its favorable tax attributes in future income tax returns the Company has placed a full valuation allowance against its otherwise recognizable deferred tax assets at November 30, 2000.


The approximate income tax effect of each type of temporary difference and carryforward is as follows:


                                                             November 30,
                                                             ------------
                                                         2000           1999
                                                      -----------   -----------
   Net operating loss carryforwards.................  $ 3,463,000   $ 2,145,000
   Depreciation.....................................      193,000       188,000
   Nondeductible accruals...........................      541,000       650,000
   Less--valuation allowance........................   (4,197,000)   (2,986,000)
                                                      -------------------------
         Net deferred tax asset (liability).........  $        --   $    (3,000)
                                                      ===========   ===========

                    DATA TRANSLATION, INC. AND SUBSIDIARIES

8.   Segment and Geographic Information

     (a)  Segment Reporting

The Company's reportable segments are Core and Broadway. The Core segment is composed of the imaging and data acquisition business that consists of plug-in cards and Microsoft(R) Windows(R)-based software that provide an integrated, high performance system solution to the general scientific and measurement marketplace. The Broadway segment is composed of a plug-in video capture card; Broadway, which is a high-performance video capture and encoding system for Microsoft(R) Windows(R) 98 and Microsoft(R) Windows(R) NT personal computers. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on revenues and operating margin. Revenues are attributed to geographic areas based on where the customer is located. Segment information for the years ended November 30, 2000, 1999 and 1998 is as follows:

                                                              Core         Broadway         Total
                                                              ----         --------         -----
Fiscal 2000
Revenues from unaffiliated customers....................  $13,998,000     $1,926,000     $15,924,000
Cost of revenue.........................................    6,638,000        952,000       7,590,000
Research and development................................    2,830,000        201,000       3,031,000
                                                          -----------     ----------     -----------
Operating margin (1)....................................  $ 4,530,000     $  773,000     $ 5,303,000
                                                          ===========     ==========     ===========
Fiscal 1999
Revenues from unaffiliated customers....................  $14,221,000     $2,033,000     $16,254,000
Cost of revenue.........................................    5,991,000      1,057,000       7,048,000
Research and development................................    2,312,000        257,000       2,569,000
                                                          -----------     ----------     -----------
Operating margin (1)....................................  $ 5,918,000     $  719,000     $ 6,637,000
                                                          ===========     ==========     ===========
Fiscal 1998
Revenues from unaffiliated customers....................  $14,340,000     $2,441,000     $16,781,000
Cost of revenue.........................................    6,749,000      1,321,000       8,070,000
Research and development................................    1,768,000        676,000       2,444,000
                                                          -----------     ----------     -----------
Operating margin (1)....................................  $ 5,823,000     $  444,000     $ 6,267,000
                                                          ===========     ==========     ===========

     (1) The operating margins reported reflect only the expenses of the line of business and do not represent the actual margins for each operating segment since they do not contain an allocation for selling and marketing, general and administrative, development and other corporate expenses incurred in support of the line of business.

     Profit (Loss) Reconciliation:

                                                                  Fiscal Years Ended November 30,
                                                           ---------------------------------------------------
                                                              2000                1999                1998
                                                           -----------         -----------         -----------
Total operating margin for reportable segments...........  $ 5,303,000         $ 6,637,000         $ 6,267,000
Selling and marketing expenses...........................   (5,113,000)         (4,100,000)         (5,621,000)
General and administrative expenses......................   (2,017,000)         (1,943,000)         (2,001,000)
Interest income..........................................      114,000             100,000             149,000
Other expense, net.......................................           --                  --             (46,000)
                                                           -----------         -----------         -----------
     (Loss) Income before provision for income
       taxes.............................................  $(1,713,000)        $   694,000         $(1,252,000)
                                                           ===========         ===========         ===========

                    DATA TRANSLATION, INC. AND SUBSIDIARIES

   (b) Geographic Information

                                                      United States   United Kingdom    Germany    Eliminations   Consolidated
                                                      --------------  --------------  -----------  -------------  -------------
Fiscal 2000
Sales to unaffiliated customers(1)...................   $12,277,000      $1,342,000    $2,305,000   $        --    $15,924,000
Sales or transfers between geographic areas..........     1,818,000              --            --    (1,818,000)            --
                                                        -----------      ----------    ----------   -----------    -----------
Total net sales......................................   $14,095,000      $1,342,000    $2,305,000   $(1,818,000)   $15,924,000
                                                        ===========      ==========    ==========   ===========    ===========
(Loss) income from continuing operations before
    provision for income taxes.......................   $(1,628,000)     $ (104,000)   $   27,000   $    (8,000)   $(1,713,000)
                                                        ===========      ==========    ==========   ===========    ===========
Long-lived assets....................................   $   819,000      $   62,000    $   23,000   $   (14,000)   $   890,000
                                                        ===========      ==========    ==========   ===========    ===========
Fiscal 1999
Sales to unaffiliated customers(1)...................   $12,136,000      $1,529,000    $2,589,000   $        --    $16,254,000
Sales or transfers between geographic areas..........     1,835,000              --            --    (1,835,000)            --
                                                        -----------      ----------    ----------   -----------    -----------
Total net sales......................................   $13,971,000      $1,529,000    $2,589,000   $(1,835,000)   $16,254,000
                                                        ===========      ==========    ==========   ===========    ===========
Income (loss) from continuing operations before
    provision for income taxes.......................   $   673,000      $   68,000    $   68,000   $  (115,000)   $   694,000
                                                        ===========      ==========    ==========   ===========    ===========
Long-lived assets....................................   $ 1,163,000      $   76,000    $   17,000   $   (13,000)   $ 1,243,000
                                                        ===========      ==========    ==========   ===========    ===========
Fiscal 1998
Sales to unaffiliated customers(1)...................   $13,054,000      $1,533,000    $2,194,000   $        --    $16,781,000
Sales or transfers between geographic areas..........     1,755,000              --            --    (1,755,000)            --
                                                        -----------      ----------    ----------   -----------    -----------
Total net sales......................................   $14,809,000      $1,533,000    $2,194,000   $(1,755,000)   $16,781,000
                                                        ===========      ==========    ==========   ===========    ===========
(Loss) income from continuing operations before
    provision for income taxes.......................   $(1,229,000)     $   12,000    $   32,000   $   (67,000)   $(1,252,000)
                                                        ===========      ==========    ==========   ===========    ===========
Long-lived assets....................................   $ 1,255,000      $   68,000    $   18,000   $   (13,000)   $ 1,328,000
                                                        ===========      ==========    ==========   ===========    ===========

(1) Foreign sales from the United States to unaffiliated customers for the years ended November 30, 2000, 1999 and 1998 were approximately $3,522,000, $3,309,000 and $2,655,000, respectively.

9.  Accrued Expenses

     Accrued expenses consist of the following:

                                                              November 30,
                                                       -------------------------
                                                             2000           1999
                                                       ----------     ----------
    Payroll and related taxes.......................   $  585,000     $  648,000
    Fringe benefits.................................      356,000        384,000
    Marketing.......................................       72,000        128,000
    Other...........................................      882,000        990,000
                                                       ----------     ----------
                                                       $1,895,000     $2,150,000
                                                       ==========     ==========

10. Valuation and Qualifying Accounts

    The following table sets forth activity in the Company's accounts receivable reserve account:

                                                                      Beginning    Cost and                  End of
                                                                      ----------  -----------              ----------
                                                                       of Year      Expense    Deductions    Period
                                                                      ----------  -----------  ----------  ----------
    For the Year Ended November 30, 1998.............................   $389,000      $60,000    $ 52,000    $397,000
    For the Year Ended November 30, 1999.............................   $397,000      $36,000    $144,000    $289,000
    For the Year Ended November 30, 2000.............................   $289,000      $12,000    $ 24,000    $277,000

11.   Selected Quarterly Information (Unaudited)

For the Fiscal Quarters Ended:

                                               February 28,    May 31,   August 31,   November 30,
                                               ------------   --------  -----------  -------------
2000                                                 (In thousands, except per share data)
----
Net sales                                            $3,902    $3,959       $3,968         $4,095
Gross profit                                          2,204     2,081        2,045          2,005
Loss from operations                                     (1)     (417)        (596)          (813)
Net income (loss)                                        24      (384)        (567)          (785)
Basic net income (loss) per share                    $ 0.01    $(0.17)      $(0.26)        $(0.35)
Diluted net income (loss) per share                  $ 0.01    $(0.17)      $(0.26)        $(0.35)

1999
----

Net sales                                            $3,857    $4,079       $4,061         $4,257
Gross profit                                          2,186     2,347        2,307          2,366
Loss from operations                                     74       132          153            235
Net income                                              102       156          177            227
Basic net income per share                           $ 0.05    $ 0.07       $ 0.08         $ 0.11
Diluted net income per share                         $ 0.05    $ 0.07       $ 0.08         $ 0.10

1998
----

Net sales                                            $4,556    $4,435       $3,919         $3,871
Gross profit                                          2,326     2,422        1,929          2,034
Loss from operations                                   (299)     (233)        (797)           (26)
Net (loss) income                                      (274)     (225)        (763)            10
Basic net (loss) income per share                    $(0.13)   $(0.11)      $(0.36)        $ 0.00
Diluted net (loss) income per share                  $(0.13)   $(0.11)      $(0.36)        $ 0.00

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   None.
                                   PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     Directors. The information appearing under the caption "Nomination and Election of Directors" in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on April 12, 2000 (the "Proxy Statement") is incorporated herein by reference.

     Executive Officers. Information in response to this Item appears under the caption "Executive Officers of the Company" in Item 1 of this Form 10-KSB.

     Section 16(a) Beneficial Ownership Reporting Compliance. The information appearing under the caption "Nomination and Election of Directors" in the Proxy Statement is incorporated herein by reference.

Item 10. Executive Compensation

     The information required by this Item appears under the caption "Executive Compensation" in the Proxy Statement and is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The information required by this Item appears under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement and is incorporated herein by reference.

Item 12. Certain Relationships and Related Transactions

     The information required by this Item appears under the caption "Certain Relationships and Related Transactions" in the Proxy Statement and is incorporated herein by reference.

Item 14. Financial Statements and Exhibits.

  (a) Financial Statements. The Index to Consolidated Financial Statements appears at page [17] of this Form 10-KSB.

        Schedules. Schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission have been omitted because the information is disclosed in the financial statements or because such schedules are not required or are not applicable. See Index to Consolidated Financial Statements.

        Exhibits. Exhibits 10.6 through 10.8 constitute all of the management contracts and compensation plans and arrangements of the Company required to be filed as Exhibits to this Form 10-KSB.

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

       /1/ Incorporated herein by reference to the Company's Registration
           Statement on Form 10 (No. 000-21367) filed with the Securities and Exchange Commission on November 26, 1996
       /2/ Incorporated herein by reference to Exhibit 10.8.1 to the 1996 Annual
           Report on Form 10-K of Media 100 Inc. (File No. 0- 14779) filed with the Securities and Exchange Commission on February 28, 1997
       /3/ Incorporated herein by reference to Exhibit 10.8.2 to the 1996 Annual
           Report on Form 10-K of Media 100 Inc. (File No. 0- 14779) filed with the Securities and Exchange Commission on February 28, 1997
       /4/ Incorporated herein by reference to Exhibit 10.8.3 to the 1996 Annual
           Report on Form 10-K of Media 100 Inc. (File No. 0- 14779) filed with the Securities and Exchange Commission on February 28, 1997
       /5/ Incorporated herein by reference to Exhibit 10.8.4 to the 1996 Annual
           Report on Form 10-K of Media 100 Inc. (File No. 0- 14779) filed with the Securities and Exchange Commission on February 28, 1997
       /6/ Incorporated herein by reference to the Company's Registration
           Statement on Form S-8 (No. 333-16855) filed with the Securities and Exchange Commission on November 26, 1996
       /7/ Incorporated herein by reference to the Company's Registration
           Statement on Form S-8 (No. 333-16857) filed with the Securities and Exchange Commission on November 26, 1996
       /8/ Incorporated herein by reference to the Company's Registration
           Statement on Form S-8 (No. 333-16859) filed with the Securities and Exchange Commission on November 26, 1996

                                  SIGNATURES

  In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      Data Translation, Inc.


                                      /s/ Alfred A. Molinari, Jr.
                                      By:_
                                      Alfred A. Molinari, Jr.,
                                      Chief Executive Officer

Date: February 28, 2001

  Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                Signature                    Title                   Date
                ---------                    -----                   ----
     /s/ Alfred A. Molinari, Jr.    Chief Executive Officer    February 28, 2001
----------------------------------
          Alfred A. Molinari, Jr.     and Chairman

     /s/ Michael  A. DiPoto         Vice President, Finance    February 28, 2001
----------------------------------
          Michael A. DiPoto           and CFO

     /s/ Dr. David Cyganski         Director                   February 28, 2001
----------------------------------
          Dr. David Cyganski

     /s/ D'Anne Hurd                Director                   February 28, 2001
----------------------------------
          D'Anne Hurd

     /s/ Ellen Harpin               Director                   February 28, 2001
----------------------------------
          Ellen Harpin

                                 EXHIBIT INDEX

Exhibit
--------
 Number                                           Document Description
--------  ----------------------------------------------------------------------
21        List of Subsidiaries of the Registrant
23.1      Consent of Arthur Andersen LLP