Form 10QSB
period 2001-02-28
DATA TRANSLATION INC /NEW/
filed 2001-04-16
CIK 1022693

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended:    February 28, 2001
                                                     -----------------
                                       or

         [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934

                  For The Transition Period From       To
                                                -------  -------

                         Commission File Number: 0-21367

                             DATA TRANSLATION, INC.
          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                    04-3332230
--------------------------------       -----------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
 organization or incorporation)

                                 100 Locke Drive
                             Marlboro, Massachusetts
              ----------------------------------------------------
                    (Address of principal executive offices)

                                      01752
              ----------------------------------------------------
                                   (Zip code)

                                 (508) 481-3700
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.    Yes  X    No
                                                                ------    ------


As of March 31, 2001 there were 2,254,603 shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format (check one):   Yes       No   X
                                                                ------    ------

                     DATA TRANSLATION, INC. AND SUBSIDIARIES



                                      INDEX
                                      -----

                                                                                                                Page No.
                                                                                                                --------
 Part I - Financial Information:
    Consolidated Balance Sheets as of February 28, 2001 and
        November 30, 2000.. .......................................................................................3

    Consolidated Statements of Operations for the Three Months
        Ended February 28, 2001 and February 29, 2000..............................................................4

    Consolidated Statements of Cash Flows for the Three Months
        Ended February 28, 2001 and February 29, 2000..............................................................5

    Notes to Consolidated Financial Statements.....................................................................6

    Management's Discussion and Analysis of
        Financial Condition and Results of Operations  ............................................................10


Part II - Other Information .......................................................................................14

Signature  ........................................................................................................15


PART I. FINANCIAL INFORMATION

                     DATA TRANSLATION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                       February 28,          November 30,
                                                                                           2001                  2000
                                                                                      ---------------       ----------------
                                                                                        (Unaudited)
Current Assets:
               Cash and cash equivalents                                            $     2,448,000       $      2,741,000
               Marketable securities                                                        115,000                114,000
               Accounts receivable, net of reserves of
                 $266,000 in 2001 and $277,000 in 2000                                    2,249,000              1,980,000
               Inventories                                                                1,727,000              1,577,000
               Prepaid expenses                                                             445,000                544,000
                                                                                      ---------------       ----------------
                    Total current assets                                                  6,984,000              6,956,000

Equipment and Leasehold Improvements, net                                                   805,000                890,000

Other Assets, net                                                                            74,000                 72,000
                                                                                      ---------------       ----------------

Total Assets                                                                        $     7,863,000       $      7,918,000
                                                                                      ===============       ================


Current Liabilities:
               Accounts payable                                                     $     1,450,000       $      1,450,000
               Accrued expenses                                                           1,814,000              1,895,000
                                                                                      ---------------       ----------------
                    Total current liabilities                                             3,264,000              3,345,000

Stockholders' Investment:
               Preferred Stock, $.01 par value,
                  Authorized - 5,000,000 shares; none issued                                 --                     --
               Common Stock, $.01 par value,
                  Authorized - 30,000,000 shares; 2,311,068 and 2,281,921 shares issued in 2001 and 2000, respectively; 2,254,603 and 2,225,456 shares outstanding in 2001 and
                  2000, respectively                                                         26,000                 23,000
               Treasury Stock, common, at cost,
                  56,465 shares in 2001 and 2000, respectively                             (227,000)              (227,000)
               Capital in excess of par value                                            13,186,000             13,145,000
               Accumulated deficit                                                       (8,337,000)            (8,282,000)
               Cumulative translation adjustment                                            (49,000)               (86,000)
                                                                                      ---------------       ----------------

                    Total stockholders' investment                                        4,599,000              4,573,000
                                                                                      ---------------       ----------------

Total Liabilities and Stockholders' Investment                                      $     7,863,000       $      7,918,000
                                                                                      ===============       ================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

PART I. FINANCIAL  INFORMATION


                     DATA TRANSLATION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            Three Months Ended
                                                     February 28,         February 29,
                                                         2001                 2000
                                                    ----------------     ----------------
                                                                 (Unaudited)

Net sales                                         $      4,187,000     $      3,902,000

Cost of sales                                            1,810,000            1,698,000
                                                    ----------------     ----------------

     Gross profit                                        2,377,000            2,204,000

Research and development expenses                          771,000              637,000
Selling and marketing expenses                           1,226,000            1,089,000
General and administrative expenses                        459,000              479,000
                                                    ----------------     ----------------

     Loss from operations                                  (79,000)              (1,000)

Interest income                                             26,000               25,000
                                                    ----------------     ----------------

     Net (loss) income                            $        (53,000)    $         24,000
                                                    ================     ================

Basic and diluted net income (loss) per share     $                    $
                                                             (0.02)                0.01
                                                    ================     ================

Basic weighted average number
     of common shares outstanding                        2,244,000            2,184,000
                                                    ================     ================

Diluted weighted average number
     of common shares outstanding                        2,244,000            2,440,000
                                                    ================     ================



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     DATA TRANSLATION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                Three Months Ended
                                                                                         February 28,         February 29,
                                                                                             2001                 2000
                                                                                        ---------------      ---------------
                                                                                                     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                                   $       (53,000)    $         24,000
  Adjustments to reconcile net (loss) income to
   net cash used in operating activities-
                     Depreciation and amortization                                            144,000              213,000
                     Reserve for doubtful accounts                                            ---                   (5,000)
                     Change in assets and liabilities-
                       Accounts receivable                                                   (269,000)             168,000
                       Inventories                                                           (150,000)             (31,000)
                       Prepaid expenses                                                        99,000             (187,000)
                       Accounts payable                                                        ---                  35,000
                       Accrued expenses                                                       (81,000)            (544,000)
                                                                                        ---------------      ---------------

                     Net cash used in operating activities                                   (310,000)            (327,000)
                                                                                        ---------------      ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
                     Purchases of equipment and leasehold improvements                        (59,000)            (131,000)
                     Purchases of marketable securities                                      (115,000)             ---
                     Maturity of marketable securities                                        114,000              ---
                     Increase in other assets                                                  (2,000)             (50,000)
                                                                                        ---------------      ---------------

                     Net cash used in investing activities                                    (62,000)            (181,000)
                                                                                        ---------------      ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:

                     Proceeds from stock plans                                                 41,000               88,000
                                                                                        ---------------      ---------------

                    Net cash provided by financing activities                                  41,000               88,000
                                                                                        ---------------      ---------------

EXCHANGE RATE EFFECTS                                                                          38,000               (3,000)
                                                                                        ---------------      ---------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                    (293,000)            (427,000)

CASH AND CASH EQUIVALENTS, beginning of period                                              2,741,000            3,989,000
                                                                                        ---------------      ---------------
CASH AND CASH EQUIVALENTS, end of period                                               $    2,448,000       $    3,562,000
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

               Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the latest audited financial statements of Data Translation, Inc. and its subsidiaries (the "Company"), which are contained in the Company's 2000 Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on February 28, 2001.

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

               The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. Under this standard, the Company is required to classify all investments in debt and equity securities into one or more of the following three categories: held-to-maturity, available-for-sale or trading. The Company's marketable securities mature in November 2001 and are classified as held-to-maturity as the Company has the positive intent and ability to hold to maturity. Marketable securities are reported at amortized cost. The Company's cash equivalents and marketable securities are invested in highly rated government securities.

3. DERIVATIVES

               Effective December 1, 2000 the Company adopted SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 requires that all derivatives, including foreign currency exchange contracts, be recognized on the balance sheet at fair value. Derivatives that are not hedges must be recorded at fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is to be immediately recognized in earnings. The adoption of SFAS No. 133 resulted in an immaterial cumulative effect on income and other comprehensive income for the Company.

               At February 28, 2001, the Company had entered into certain forward foreign exchange contracts in order to hedge specific future monthly obligations denominated in Euros. The Company records its foreign currency exchange contracts at fair value in its consolidated balance sheets and the related gains or losses on these hedge contracts are recognized in earnings. Gains and losses resulting from the impact of currency exchange rate movements on forward foreign exchange contracts are designated to offset certain accounts receivable and are recognized as other income or expense in the period in which the exchange rates change and offset the foreign currency losses and gains on the underlying exposures being hedged. The Company does not hold or transact in financial instruments for purposes other than risk management.

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

     The Company's reportable segments are Core and Broadway(TM). The Core segment is composed of the data acquisition, imaging and machine vision business which consists of plug-in cards and Windows-based software that provide an integrated, high performance system solution to the general scientific and industrial, test and measurement marketplace. The Broadway segment is composed of a plug-in video capture card, Broadway, which is a high-performance video capture and encoding system for Windows 98 and Windows NT PCs. The accounting policies of the segments are the same as those described in the summary of significant accounting policies contained in the Company's 2000 Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on February 28, 2001. The Company evaluates performance based on revenues and operating margin. Revenues are attributed to geographic areas based on where the customer is located. Segment information for the three months ended February 28, 2001 and February 29, 2000 is as follows:

                                                              CORE         BROADWAY      TOTAL
                                                          ------------    ----------  -----------
FOR THE THREE MONTHS ENDED FEBRUARY 28, 2001
Revenues from unaffiliated customers................      $ 3,867,000     $ 320,000    $4,187,000
Cost of revenue.....................................        1,653,000       157,000     1,810,000
Research and development............................          768,000         3,000       771,000
                                                          ------------    ----------  -----------
Operating margin (1)................................      $ 1,446,000     $ 160,000   $ 1,606,000
                                                          ============    ==========  ===========
FOR THE THREE MONTHS ENDED FEBRUARY 29, 2000
Revenues from unaffiliated customers................      $ 3,443,000     $ 459,000    $3,902,000
Cost of revenue.....................................        1,470,000       228,000     1,698,000
Research and development............................          552,000        85,000       637,000
                                                          ------------    ----------  -----------
Operating margin (1)................................      $ 1,421,000     $ 146,000    $1,567,000
                                                          ============    ==========   ==========


(1) The Operating Margins reported reflect only the expenses of the line of business and do not represent the actual margins for each operating segment since they do not contain an allocation for selling and marketing, general and administrative and other corporate expenses incurred in support of the line of business.

     PROFIT RECONCILIATION:

                                                            Three Months Ended
                                                      February 28,        February 29,
                                                          2001                2000
                                                     ---------------     ----------------
Total operating margin for reportable segments.... $     1,606,000     $      1,567,000
Selling and marketing expenses....................      (1,226,000)          (1,089,000)
General and administrative expenses...............        (459,000)            (479,000)
Interest income...................................          26,000               25,000
                                                     ---------------     ----------------
            Net income (loss)..................... $       (53,000)    $         24,000
                                                     ===============     ================


      (b) GEOGRAPHIC INFORMATION

                                                                          UNITED
                                                        UNITED STATES     KINGDOM        GERMANY    ELIMINATIONS    CONSOLIDATED
                                                       ---------------    -------        -------   --------------  --------------
FOR THE THREE MONTHS ENDED FEBRUARY 28, 2001
Sales to unaffiliated customers (1).................      $ 3,180,000    $ 417,000      $ 590,000     $      --    $ 4,187,000
Sales or transfers between geographic areas.........          511,000           --             --      (511,000)            --
                                                          ------------   ----------     ----------    ----------   ------------
Total net sales.....................................      $ 3,691,000    $ 417,000      $ 590,000     $(511,000)   $ 4,187,000
                                                          ============   ==========     ==========    ==========   ============
Net income (loss)...................................      $  (135,000)   $  38,000      $  44,000     $     ----   $   (53,000)
                                                          ============   ==========     ==========    ==========   ============
Long-lived assets...................................      $   735,000    $  58,000      $  25,000     $ (13,000)   $   805,000
                                                          ============   ==========     ==========    ==========   ============
FOR THE THREE MONTHS ENDED FEBRUARY 29, 2000
Sales to unaffiliated customers (1).................      $ 2,953,000    $ 392,000      $ 557,000     $       --   $ 3,902,000
Sales or transfers between geographic areas.........          467,000           --             --       (467,000)           --
                                                          ------------   ----------     ----------    -----------  ------------
Total net sales.....................................      $ 3,420,000    $ 392,000      $ 557,000     $ (467,000)  $ 3,902,000
                                                          ============   ==========     ==========    ===========  ============
Net income (loss)...................................      $    24,000    $   9,000      $  (8,000)    $    (1000)  $    24,000
                                                          ============   ==========     ==========    ===========  ============
Long-lived assets...................................      $ 1,086,000    $  74,000      $  14,000     $  (13,000)  $ 1,161,000
                                                          ============   ==========     ==========    ===========  ============


(1) Foreign sales from the United States to unaffiliated customers for the three months ended February 28, 2001 and February 29, 2000 were approximately $816,000, and $780,000, respectively.

                    DATA TRANSLATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  INVENTORIES

               Inventories are stated at the lower of first-in, first-out (FIFO) cost or market and consist of the following:

                                                           February 28,         November 30,
                                                               2001                 2000
                                                               ----                 ----
               Raw material                              $ 1,068,000            $ 1,006,000
               Work-in-process                               236,000                213,000
               Finished goods                                423,000                358,000
                                                            --------                -------
                                                         $ 1,727,000            $ 1,577,000
                                                           =========              =========


Work-in-process and finished goods inventories include material, labor and manufacturing overhead. Management performs periodic reviews of inventory and disposes of items not required by their manufacturing and marketing plan.



4.  STOCK BUYBACK PLAN

               On June 22, 2000, the Company announced that its Board of Directors had approved the purchase of up to $250,000 of its shares of common stock over the remainder of the year. Purchases were made at prevailing prices as market conditions and cash availability permitted. As of December 31, 2000, the Company completed the program and repurchased 41,465 and 15,000 shares of its common stock under the 2000 and 1999 Plans, respectively for an aggregate purchase price of $227,000, which is classified as treasury stock in the accompanying consolidated statements of stockholders investment.

5.  NET INCOME (LOSS) PER COMMON SHARE

               Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. The dilutive effect of potential common shares consisting, of outstanding stock options, is determined using the treasury method in accordance with SFAS 128. Diluted net loss per share for the three months ended February 28, 2001 is the same as basic net loss per share since the inclusion of the potential common stock equivalents would be antidilutive. As of February 28, 2001, 29,000 common equivalent shares have been excluded from the calculation of diluted earnings per share.

A reconciliation of basic and diluted weighted average shares outstanding is as follows:

                                                           Three months            Three Months
                                                               Ended                   Ended
                                                             February 28,          February 29,
                                                               2001                    2000
                                                               ----                    ----
Basic weighted average shares                                    2,244,000               2,181,000

Weighted average common
     equivalent shares                                               -----
                                                                                           256,000
                                                         ------------------      ------------------

Diluted weighted average
     shares outstanding                                          2,244,000               2,440,000
                                                         ==================      ==================

6.  STOCK COMPENSATION

               In March 2000, the FASB issued Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION-AN INTERPRETATION OF APB OPINION NO. 25. The interpretation clarifies the application of Opinion 25 in certain situations, as defined. The interpretation became effective on July 1, 2000, and covers certain events that occur after December 15, 1998. The effects of applying this interpretation should be recognized on a prospective basis from the effective date. As of February 28, 2001, 50,000 options that were repriced after December 15,1998 are subject to this interpretation. There was no effect during the first quarter of the fiscal 2001.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


FORWARD LOOKING STATEMENTS

     This Form 10-Q may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, with respect to (i) the Company's anticipated liquidity position, (ii) market conditions and trends in the markets in which the Company participates, (iii) the Company's ability to meet its current operating requirements, (iv) the impact on the Company's business results of operations, and financial condition of contingencies over which the Company has no control, and (vi) certain other statements identified or qualified by words such as "likely", "will", "suggests", "may", "would", "could", "should", "expects", "anticipates", "estimates", "plans", "projects", "believes", "is optimistic about", or similar expressions (and variants of such words of expressions). Investors are cautioned that forward-looking statements are inherently uncertain. These forward-looking statements represent the best judgment of the Company as on the date of this Form 10-Q and the Company cautions readers not to place undue reliance on such statements. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties including, without limitation, risks described under the heading "Certain Factors That May Affect Future Results" in the Company's 2000 Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on February 28, 2001.

RESULTS OF OPERATIONS

     The following table sets forth certain consolidated statement of operations data as a percentage of net sales.

                                                                  Three Months Ended
                                                                FEBRUARY 28,   FEBRUARY 29,
                                                                ------------   ------------
                                                                    2001           2000
                                                                    ----           ----
Net sales.....................................................       100.0         100.0
Gross profit..................................................        56.8          56.5
Research and development expenses.............................        18.4          16.3
Selling and marketing expenses................................        29.3          27.9
General and administrative expenses...........................        11.0          12.3
Income (loss) from operations.................................
                                                                      (1.8)          0.0
Interest  income..............................................         0.6
                                                                                     0.6
Net income (loss).............................................        (1.2)%         0.6%
                                                                      =====          ====


COMPARISON OF FIRST FISCAL QUARTER OF 2001 TO FIRST FISCAL QUARTER OF 2000:

     Net sales for the fiscal quarter ended February 28, 2001 were $4,187,000, an increase of $285,000, or 6.8%, from the fiscal quarter ended February 29, 2000. The increase was attributable to increases sales of the Company's core products and increases in the price of some of the Company's legacy products. Additionally, the Company believes that it is currently in a transition period as newly released products are being introduced to the marketplace to replace the Company's legacy products. The Company will have to successfully monitor the transition from the legacy products in order to support the Company's expense base with the revenues generated during the period.

     Gross profit for the fiscal quarter ended February 28, 2001 was 56.8%, compared to 56.5% in the comparable quarter for fiscal 2000.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

     The loss from operations for the first fiscal quarter of 2001 was $79,000, compared to a loss from operations of $1,000 in the comparable quarter of fiscal 2000. The increase in the loss from operations is primarily a result of the Company's investment within the product development and sales and marketing departments during the first quarter of fiscal 2001. The investment is part of an ongoing strategy to revitalize the Company's core product lines with new technology to supplant eroding legacy product sales. Operating expenses for the first quarter of fiscal 2001 were $2,456,000, representing 58.6% of sales, compared to $2,205,000, representing 56.5% of sales, for the fiscal quarter ended February 29, 2000. Research and development expenses for the first quarter of fiscal 2001 were $771,000, representing 18.4% of sales, compared to $637,000, representing 16.3% of sales, for the fiscal quarter ended February 29, 2000. This increase is primarily attributable to an increased development effort in the Company's data acquisition, imaging and machine vision product lines. Sales and marketing expenses for the first quarter of fiscal 2001 were $1,226,000, representing 29.3% of sales, compared to $1,089,000, representing 27.9% of sales, for the fiscal quarter ended February 29, 2000. The increase in sales and marketing expenses is primarily a result of an aggressive marketing campaign to promote the Company's new products. General and administrative expenses were $459,000 for the first quarter of fiscal 2001, representing 11.0% of sales, compared to $479,000, representing 12.3% of sales, for the fiscal quarter ended February 29, 2000.

     Interest income for the fiscal quarter ended February 28, 2001 was $26,000, compared to $25,000, for the fiscal quarter ended February 29, 2000. The primary source of interest income is from the investment of cash generated from operations.

     The net loss for the fiscal quarter ended February 28, 2001 was $53,000, or $0.02 per diluted share, compared to net income of $24,000, or $0.01 per diluted share, for the same period in fiscal 2000.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

     As of February 28, 2001, the Company had cash, cash equivalents and marketable securities totaling $2,563,000, as compared to cash, cash equivalents and marketable securities of $2,855,000 as of November 30, 2000.

     In the first three months of 2001, the Company used $310,000 from operating activities, resulting from a net loss, increases in inventory and accounts receivable and a decrease in accrued expenses, partially offset by an decrease in prepaid expenses.

     The Company used $62,000 for investing activities in the first three months of 2001, principally as a result of acquisitions of property and equipment.

     The Company generated funds from financing activities of $41,000 during the first three months of 2001 related to the issuance of stock under the Company's employee stock purchase plan.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


     The Company does not engage in trading market risk sensitive instruments or "other than trading" instruments that are likely to expose the Company to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. At February 28, 2001, the Company had entered into certain forward foreign exchange contracts in order to hedge specific future monthly obligations denominated in Euros. The Company does not hold or transact in financial instruments for purposes other than risk management. To a certain extent, the Company is exposed to market risk related to changes in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse effect on the Company's business, financial condition and results of operations. Historically, the Company's primary foreign currency exchange rate exposure has been related to the operations of its European subsidiaries. Through February 28, 2001, foreign currency fluctuations have not had a material impact on the Company's financial position or results of operations.

                           PART II. OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
               a)  Exhibits

                      No exhibits were required as part of this Quarterly Report on Form 10-QSB.

               b)  Reports on Form 8-K

                      No reports on Form 8-K were filed during the period covered by this report.

                                    SIGNATURE


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             DATA TRANSLATION, INC.





Date:    April 16, 2001         By: /s/ Michael A. DiPoto
                                -----------------------------------------
                                Michael A. DiPoto
                                Vice President Finance
                                and Chief Financial Officer