Form 10QSB
period 2001-05-31
DATA TRANSLATION INC /NEW/
filed 2001-07-16
CIK 1022693

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended:    MAY 31, 2001
                                                     ------------

                                       or

         [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934

                  For The Transition Period From       To
                                                 ----      ---

                         Commission File Number: 0-21367
                                                 -------

                             DATA TRANSLATION, INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                        04-3332230
---------------------------                   ----------------------------------
(State or other jurisdiction of organization (I.R.S. Employer or incorporation) Identification Number)

                                 100 Locke Drive
                             MARLBORO, MASSACHUSETTS
                -------------------------------------------------
                    (Address of principal executive offices)

                                      01752
                -------------------------------------------------
                                   (Zip code)

                                 (508) 481-3700
                -------------------------------------------------
              (Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.    Yes   X     No
                                                                  ---       ---

As of June 30, 2001 there were 2,312,740 shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format (check one):   Yes         No  X
                                                                  ---       ---

                                                                         2 of 15

                     DATA TRANSLATION, INC. AND SUBSIDIARIES



                                      INDEX

                                                                                  PAGE NO.
 Part I - Financial Information:
    Consolidated Balance Sheets as of May 31, 2001 and
        November 30, 2000............................................................3

    Consolidated Statements of Operations for the Three Months and Six Months
        Ended May 31, 2001 and May 31, 2000..........................................4

    Consolidated Statements of Cash Flows for the Six Months
        Ended May 31, 2001 and May 31, 2000..........................................5

    Notes to Consolidated Financial Statements.......................................6

    Management's Discussion and Analysis of
        Financial Condition and Results of Operations  .............................11


Part II - Other Information ........................................................14

Signature  .........................................................................15


                                                                         3 of 15

PART I.  FINANCIAL INFORMATION

                     DATA TRANSLATION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                         May 31,              November 30,
                                                                                           2001                  2000
                                                                                      ---------------       ----------------
                                                                                        (Unaudited)
Current Assets:
               Cash and cash equivalents                                            $     2,685,000       $      2,741,000
               Marketable securities                                                        115,000                114,000
               Accounts receivable, net of reserves of
                 $272,000 and $277,000 in 2001 and 2000 respectively                      1,823,000              1,980,000
               Inventories                                                                1,854,000              1,577,000
               Prepaid expenses                                                             520,000                544,000
                                                                                      ---------------       ----------------
                    Total current assets                                                  6,997,000              6,956,000

Equipment and Leasehold Improvements, net                                                   677,000                890,000

Other Assets, net                                                                            72,000                 72,000
                                                                                      ---------------       ----------------

Total Assets                                                                        $     7,746,000       $      7,918,000
                                                                                      ===============       ================


Current Liabilities:
               Accounts payable                                                     $     1,434,000       $      1,450,000
               Accrued expenses                                                           1,906,000              1,895,000
                                                                                      ---------------       ----------------
                    Total current liabilities                                             3,340,000              3,345,000

Stockholders' Investment:
               Preferred Stock, $.01 par value,
                  Authorized - 5,000,000 shares; none issued                                 --                     --
               Common Stock, $.01 par value,
                  Authorized - 30,000,000 shares; 2,312,740 and 2,281,921 shares issued in 2001 and 2000, respectively; 2,256,275 and 2,225,456 shares outstanding in 2001 and
                  2000, respectively                                                         23,000                 23,000
               Treasury Stock, common, at cost,
                  56,465 shares in 2001 and 2000                                           (227,000)              (227,000)
               Capital in excess of par value                                            13,186,000             13,145,000
               Accumulated deficit                                                       (8,512,000)            (8,282,000)
               Cumulative translation adjustment                                            (64,000)               (86,000)
                                                                                      ---------------       ----------------

                    Total stockholders' investment                                        4,406,000              4,573,000
                                                                                      ---------------       ----------------

Total Liabilities and Stockholders' Investment                                      $     7,746,000       $      7,918,000
                                                                                      ===============       ================


                  The accompanying notes are an integral part of these consolidated financial statements.


                                                                         4 of 15

                    DATA TRANSLATION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                            Three Months Ended                          Six Months Ended
                                                        May 31,              May 31,              May 31,            May 31,
                                                         2001                 2000                  2001              2000
                                                    ----------------     ----------------      ---------------   ----------------

Net sales                                         $      3,998,000     $      3,959,000      $     8,184,000   $      7,862,000

Cost of sales                                            1,726,000            1,878,000            3,536,000          3,577,000
                                                    ----------------     ----------------      ---------------   ----------------

     Gross profit                                        2,272,000            2,081,000            4,648,000          4,285,000

Research and development expenses                          751,000              751,000            1,521,000          1,388,000
Selling and marketing expenses                           1,234,000            1,208,000            2,460,000          2,298,000
General and administrative expenses                        479,000              539,000              937,000          1,018,000
                                                    ----------------     ----------------      ---------------   ----------------

     Loss from operations                                 (192,000)            (417,000)            (270,000)          (419,000)

Interest income                                             16,000               33,000               42,000             58,000
                                                    ----------------     ----------------      ---------------   ----------------

     Net loss                                     $       (176,000)    $       (384,000)     $      (228,000)  $       (361,000)
                                                    ================     ================      ===============   ================

                                                  $          (0.08)    $          (0.17)     $         (0.10)  $          (0.16)
                                                    ================     ================      ===============   ================

Basic and diluted weighted average number
     of common shares outstanding                        2,256,000            2,195,000            2,250,000          2,189,000
                                                    ================     ================      ===============   ================


        The accompanying notes are an integral part of these consolidated financial statements.

                                                                         5 of 15

                     DATA TRANSLATION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                 Six Months Ended
                                                                                           May 31,              May 31,
                                                                                             2001                 2000
                                                                                        ---------------      ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                            $      (228,000)    $      (361,000)
  Adjustments to reconcile net loss to
   net cash used in operating activities-
                     Depreciation and amortization                                            273,000             384,000

                     Change in current assets and liabilities-
                       Accounts receivable                                                    157,000             224,000
                       Inventories                                                           (277,000)           (185,000)
                       Prepaid expenses                                                        24,000            (481,000)
                       Accounts payable                                                       (16,000)            330,000
                       Accrued expenses                                                        10,000            (457,000)
                                                                                        ---------------      ---------------

                     Net cash used in operating activities                                    (57,000)           (546,000)
                                                                                        ---------------      ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
                     Purchases of equipment and leasehold improvements                        (59,000)           (252,000)
                     Purchases of marketable securities                                      (115,000)            ---
                     Maturity of marketable securities                                        114,000             109,000
                     Increase in other assets                                                     ---             (49,000)
                                                                                        ---------------      ---------------

                     Net cash used in investing activities                                    (60,000)           (192,000)
                                                                                        ---------------      ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
                     Proceeds from stock plans                                                 41,000             107,000
                                                                                        ---------------      ---------------

                    Net cash provided by financing activities                                  41,000             107,000
                                                                                        ---------------      ---------------


EXCHANGE RATE EFFECTS                                                                          20,000             (22,000)
                                                                                        ---------------      ---------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                     (56,000)           (653,000)

CASH AND CASH EQUIVALENTS, beginning of period                                              2,741,000           3,989,000
                                                                                        ---------------      ---------------
CASH AND CASH EQUIVALENTS, end of period                                               $    2,685,000       $   3,336,000
                                                                                        ===============      ===============


                                                                         6 of 15

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

2. CASH EQUIVALENTS AND MARKETABLE SECURITIES

               Cash equivalents are carried at cost which approximates market value and have maturities of less than three months. Cash equivalents include money market accounts, overnight time deposits, and U.S. Treasury bills.

               The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. Under this standard, the Company is required to classify all investments in debt and equity securities into one or more of the following three categories: held-to-maturity, available-for-sale or trading. The Company's marketable securities mature in November 2001 and are classified as held-to-maturity as the Company has the positive intent and ability to hold to maturity. Marketable securities are reported at amortized cost, which approximates fair market value. The Company's cash equivalents and marketable securities are invested in highly rated government securities.

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

               At May 31, 2001, the Company had entered into certain forward foreign exchange contracts in order to hedge specific future monthly obligations denominated in Euros. The Company records its foreign currency exchange contracts at fair value in its consolidated balance sheets and the related gains or losses on these hedge contracts are recognized in earnings. Gains and losses resulting from the impact of currency exchange rate movements on forward foreign exchange contracts are designated to offset certain accounts receivable and are recognized as other income or expense in the period in which the exchange rates change and offset the foreign currency losses and gains on the underlying exposures being hedged. The Company does not hold or transact in financial instruments for purposes other than risk management.


4. SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

     (A) SEGMENT REPORTING

                                                                         7 of 15


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

     The Company's reportable segments are Core and Broadway(TM). The Core segment is composed of the data acquisition, imaging and machine vision business which consists of plug-in cards and Windows-based software that provide an integrated, high performance system solution to the general scientific and industrial, test and measurement marketplace. The Broadway segment is composed of a plug-in video capture card, Broadway, which is a high-performance video capture and encoding system for Windows 98 and Windows NT PCs. The accounting policies of the segments are the same as those described in the summary of significant accounting policies contained in the Company's 2000 Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on February 28, 2001. The Company evaluates performance based on revenues and operating margin. Revenues are attributed to geographic areas based on where the customer is located. Segment information for the three and six months ended May 31, 2001 and May 31, 2000 is as follows:

                                                                         8 of 15


                                                           CORE        BROADWAY          TOTAL

FOR THE THREE MONTHS ENDED MAY 31, 2001
Revenues from unaffiliated customers................      $ 3,762,000     $ 236,000   $ 3,998,000
Cost of revenue.....................................        1,607,000       119,000     1,726,000
Research and development............................          748,000         3,000       751,000
                                                          -------------   ----------  -----------
Operating margin (1)................................      $ 1,407,000     $ 114,000   $ 1,521,000
                                                          ============    ==========  ===========
FOR THE THREE MONTHS ENDED MAY 31, 2000
Revenues from unaffiliated customers................      $ 3,490,000     $ 469,000   $ 3,959,000
Cost of revenue.....................................        1,648,000       230,000     1,878,000
Research and development............................          704,000        47,000       751,000
                                                          ------------    ----------  -----------
Operating margin (1)................................      $ 1,138,000     $ 192,000   $ 1,330,000
                                                          ============    ==========  ===========

FOR THE SIX MONTHS ENDED MAY 31, 2001
Revenues from unaffiliated customers................      $ 7,630,000     $ 554,000   $ 8,184,000
Cost of revenue.....................................        3,251,000       285,000     3,536,000
Research and development............................        1,515,000         6,000     1,521,000
                                                          ------------    ----------  -----------
Operating margin (1)................................      $ 2,864,000     $ 263,000   $ 3,127,000
                                                          ============    ==========  ===========
FOR THE SIX MONTHS ENDED MAY 31, 2000
Revenues from unaffiliated customers................      $ 6,934,000     $ 928,000   $ 7,862,000
Cost of revenue.....................................        3,118,000       459,000     3,577,000
Research and development............................        1,256,000       132,000     1,388,000
                                                          ------------    ----------  -----------
Operating margin (1)................................      $ 2,560,000     $ 337,000   $ 2,897,000
                                                          ============    ==========  ===========

(1) The Operating Margins reported reflect only the expenses of the line of business and do not represent the actual margins for each operating segment since they do not contain an allocation for selling and marketing, general and administrative and other corporate expenses incurred in support of the line of business.

     PROFIT RECONCILIATION:

                                                            Three Months Ended                             Six Months Ended
                                                        May 31,              May 31,               May 31,               May 31,
                                                          2001                2000                  2001                   2000
                                                     ---------------     ----------------      ----------------       --------------

Total operating margin for reportable segments.... $     1,521,000     $      1,330,000      $      3,127,000       $     2,897,000
Selling and marketing expenses....................      (1,234,000)          (1,208,000)           (2,460,000)           (2,298,000)
General and administrative expenses...............        (479,000)            (539,000)             (937,000)           (1,018,000)
Interest income...................................          16,000               33,000                42,000                58,000
                                                     ---------------     ----------------      ----------------       --------------

             Net loss............................. $      (176,000)    $      (384,000)      $       (228,000)      $     (361,000)
                                                     ===============     ================      ================       ==============

      (B) GEOGRAPHIC INFORMATION

                                                                         UNITED
                                                        UNITED STATES    KINGDOM       GERMANY    ELIMINATIONS     CONSOLIDATED

FOR THE THREE MONTHS ENDED MAY 31, 2001
Sales to unaffiliated customers (1).................      $ 3,075,000    $ 383,000      $ 540,000     $      --     $ 3,998,000
Sales or transfers between geographic areas.........          457,000           --             --      (457,000)           --
                                                           -----------    ---------       --------     ---------      ----------
Total net sales.....................................      $ 3,532,000    $ 383,000      $ 540,000     $(457,000)    $ 3,998,000
                                                           ===========    =========       ========     =========      ==========
Net loss............................................      $  (148,000)   $ (44,000)     $  (5,000)    $  21,000     $  (176,000)
                                                           ===========    =========       ========     =========      ==========
Long-lived assets...................................      $   615,000    $  53,000      $  22,000     $ (13,000)    $   677,000
                                                           ===========    =========       ========     =========      ==========
FOR THE THREE MONTHS ENDED MAY 31, 2000
Sales to unaffiliated customers (1).................      $ 2,988,000    $ 344,000      $ 627,000     $     --      $ 3,959,000
Sales or transfers between geographic areas.........          468,000           --             --      (468,000)             --
                                                           -----------    ---------       --------     ---------      ----------
Total net sales.....................................      $ 3,456,000    $ 344,000      $ 627,000    $ (468,000)    $ 3,959,000
                                                           ===========    =========       ========     =========      ==========
Net loss............................................      $  (339,000)   $ (32,000)     $ (18,000)   $    5,000     $ (384,000)
                                                           ===========    =========       ========     =========      ==========
Long-lived assets...................................      $ 1,033,000    $  77,000      $  15,000    $  (13,000)    $ 1,112,000
                                                           ===========    =========       ========     =========      ==========

                                                                         9 of 15

FOR THE SIX MONTHS ENDED MAY 31, 2001
Sales to unaffiliated customers (2).................      $ 6,255,000    $ 800,000    $ 1,129,000     $      --     $ 8,184,000
Sales or transfers between geographic areas.........          968,000           --             --      (968,000)             --
                                                           -----------    ---------     ----------     ---------      ----------
Total net sales.....................................      $ 7,223,000    $ 800,000    $ 1,129,000     $(968,000)    $ 8,184,000
                                                           ===========    =========     ==========     =========      ==========
Net income (loss)...................................      $  (271,000)   $  (6,000)   $    39,000     $   10,000    $  (228,000)
                                                           ===========    =========     ==========     =========      ==========
Long-lived assets...................................      $   615,000    $  53,000    $    22,000     $ (13,000)    $   677,000
                                                           ===========    =========     ==========     =========      ==========
FOR THE SIX MONTHS ENDED MAY 31, 2000
Sales to unaffiliated customers (2).................      $ 5,941,000    $ 737,000     $1,184,000     $      --     $ 7,862,000
Sales or transfers between geographic areas.........          935,000           --             --      (935,000)             --
                                                           -----------    ---------     ----------     ---------      ----------
Total net sales.....................................      $ 6,876,000    $ 737,000     $1,184,000     $(935,000)    $ 7,862,000
                                                           ===========    =========     ==========     =========      ==========
Net loss............................................      $  (314,000)   $ (22,000)    $  (26,000)    $   1,000     $  (361,000)
                                                           ===========    =========     ==========     =========      ==========
Long-lived assets...................................      $ 1,033,000    $  77,000     $   15,000     $ (13,000)    $ 1,112,000
                                                           ===========    =========     ==========     =========      ==========

(1) Foreign sales from the United States to unaffiliated customers for the three months ended May 31, 2001 and May 31, 2000 were approximately $646,000, and $885,000, respectively.
(2) Foreign sales from the United States to unaffiliated customers for the six months ended May 31, 2001 and May 31, 2000 were approximately $1,462,000, and $1,773,000, respectively.


                     DATA TRANSLATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  INVENTORIES

               Inventories are stated at the lower of first-in, first-out (FIFO) cost or market and consist of the following:

                                               May 31,           November 30,
                                                2001                 2000
                                                ----             -----------
               Raw material               $ 1,126,000            $ 1,006,000
               Work-in-process                265,000                213,000
               Finished goods                 463,000                358,000
                                              -------                -------
                                          $ 1,854,000            $ 1,577,000
                                            =========              =========

Work-in-process and finished goods inventories include material, labor and manufacturing overhead. Management performs periodic reviews of inventory and disposes of items not required by their manufacturing and marketing plan.


6.  STOCK BUYBACK PLAN

               On June 22, 2000, the Company announced that its Board of Directors had approved the purchase of up to $250,000 worth of its shares of common stock over the remainder of the year. Purchases were made at prevailing prices as market conditions and cash availability permitted. As of December 31, 2000, the Company completed the program and repurchased 41,465 and 15,000 shares of its common stock under the 2000 and 1999 Plans, respectively, for an aggregate purchase price of $227,000, which is classified as treasury stock in the accompanying consolidated statements of stockholders investment.

7.  NET LOSS PER COMMON SHARE

               Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. The dilutive effect of potential common stock, consisting of outstanding stock options, is determined using the treasury method in accordance with SFAS 128. Diluted net loss per share for the three and six months ended May 31, 2001 and 2000 is the same as basic net loss per share since the inclusion of the potential common stock equivalents would be antidilutive. As of May 31, 2001 and 2000, 21,162 and 230,567 common equivalent shares respectively, have been excluded from the calculation of diluted earnings per share.

                                                                        10 of 15

8.  STOCK COMPENSATION

               In March 2000, the FASB issued Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION-AN INTERPRETATION OF APB OPINION NO. 25. The interpretation clarifies the application of Opinion 25 in certain situations, as defined. The interpretation became effective on July 1, 2000, and covers certain events that occur after December 15, 1998. The effects of applying this interpretation should be recognized on a prospective basis from the effective date. As of May 31, 2001, 50,000 options that were repriced after December 15, 1998 are subject to this interpretation and will be subject to variable accounting through their date of exercise or termination. There was no effect on earnings during the second quarter of fiscal 2001.

                                                                        11 of 15


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

RESULTS OF OPERATIONS

     The following table sets forth certain consolidated statement of operations data as a percentage of net sales.

                                                                  THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                       MAY 31,                  MAY 31,

                                                                   2001        2000        2001        2000
                                                                   ----        ----        ----        ----
Net sales.....................................................    100.0       100.0       100.0       100.0
Gross profit..................................................     56.8        52.6        56.8        54.5
Research and development expenses.............................     18.8        19.0        18.6        17.7
Selling and marketing expenses................................     30.8        30.5        30.0        29.2
General and administrative expenses...........................     12.0        13.6        11.5        12.9
                                                                  ------      ------      ------      -----
Loss from operations..........................................     (4.8)      (10.5)       (3.3)      (5.3)
Interest (expense) income and other, net......................      0.4         0.8         0.5        0.7
                                                                  ------      ------      ------      -----
Net loss......................................................     (4.4)%      (9.7)%      (2.8)%     (4.6)%
                                                                  ======      ------      ======      =====

COMPARISON OF SECOND FISCAL QUARTER OF 2001 TO SECOND FISCAL QUARTER OF 2000:

     Net sales for the fiscal quarter ended May 31, 2001 were $3,998,000, an increase of $39,000, or 1.0%, from the same period a year ago. The increase was attributable primarily to higher sales of the Company's core products. Additionally, the Company believes that it is currently in the midst of an acceptance period as newly released products are being introduced to the marketplace to replace the Company's legacy products. The Company will have to manage successfully the transition from the legacy products in order to maintain the appropriate level of revenue to support the Company's expense base.

     Gross profit for the fiscal quarter ended May 31, 2001 was 56.8%, compared to 52.6% in the comparable quarter of the prior year. The increase in gross profit from the comparable prior year period was the result of a more favorable product mix and increased list prices.

                                                                        12 of 15

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

     The loss from operations for the second fiscal quarter of 2001 was $192,000, compared to a loss from operations of $417,000 in the comparable quarter of the prior year. The decrease in net loss is primarily a result of improved gross margin performance through a combination of product mix and increased pricing. Operating expenses for the second quarter of fiscal 2001 were $2,464,000, representing 61.6% of sales, compared to $2,498,000, representing 63.1% of sales, in the prior year period. Research and development expenses for the second quarter of fiscal 2001 were $751,000, representing 18.8% of sales, compared to $751,000, representing 19.0% of sales, for the comparable period of the prior year. Sales and marketing expenses for the second quarter of fiscal 2001 were $1,234,000, representing 30.8% of sales, compared to $1,208,000, representing 30.5% of sales, in the prior year period. General and administrative expenses were $479,000 for the first quarter of fiscal 2001, representing 12.0% of sales, compared to $539,000, representing 13.6% of sales, for the same period last year. The slight decrease in general and administrative expenses is primarily the result of a reduction in staff and professional fees within the general and administrative departments.

     The net loss for the fiscal quarter ended May 31, 2001 was $176,000, or $0.08 per diluted share, compared to a net loss of $384,000, or $0.17 per diluted share, for the same period in 2000.

COMPARISON OF THE FIRST SIX MONTHS OF FISCAL 2001 TO THE FIRST SIX MONTHS OF FISCAL 2000:

     Net sales for the six months ended May 31, 2001 were $8,184,000, an increase of $322,000, or 4.1%, from the same period a year ago. Sales of the Company's commercial product, Broadway, have decreased approximately 40.3% from the same period in fiscal 2000. The decrease in sales is primarily a result of a decrease in the size of the Company's Broadway sales force, consolidation of the Company's Broadway marketing programs and continuing pricing pressures from competitors. Sales of the Company's data acquisition, imaging and machine vision products increased approximately 10.0% from the comparable period in fiscal 2000, which the Company believes is due primarily to release of new products into the marketplace as well as continued success of the Company's legacy business. Additionally, the Company believes that it is currently in the midst of an acceptance period as newly released products are being introduced to the marketplace to replace the Company's legacy products. The Company will have to manage successfully the transition from the legacy products in order to maintain the appropriate level of revenue to support the Company's expense base.

     Gross profit for the six months ended May 31, 2001 was 56.8%, compared to 54.5% in the comparable period of the prior year. The increase in gross profit from the comparable prior year period was the result of a more favorable product mix and increased list prices.

     The Company's loss from operations for the first six months of fiscal 2001 was $270,000, compared to a loss from operations of $419,000 in the comparable period of the prior year. An increase in gross profits as a result of product mix and increased pricing contributed to the reduced loss from operations. Operating expenses for the first six months of fiscal 2001 were $4,918,000, representing 60.1% of sales, compared to $4,704,000, representing 59.8% of sales, in the prior year period. Current year operating expenses include a continued investment in research and development, marketing, promotion and sales channel development for the Company's data acquisition, imaging and machine vision products. Research and development expenses were $1,521,000, representing 18.6% of sales, compared to $1,388,000, representing 17.7% of sales, for the comparable period of the prior year. This increase is primarily attributable to an increased development effort in the Company's data acquisition, imaging and machine vision product lines. Sales and marketing expenses were $2,460,000, representing 30.0% of sales, compared to $2,298,000, representing 29.2% of sales, in the prior year period. The increase in sales and marketing expenses is primarily a result of an increase in the size of the Company's sales force and an aggressive marketing campaign that was introduced during fiscal 2000 to promote the Company's new products. General and administrative expenses were $937,000, representing 11.5% of sales, compared to $1,018,000, representing 12.9% of sales, for the comparable period in fiscal 2000. The slight decrease in general and administrative expenses is primarily the result of a reduction in staff and professional fees within the general and administrative departments.


     The net loss for the six months ended May 31, 2001 was $228,000, of $0.10 per diluted share, compared to a net loss of $361,000, or $0.16 per diluted share.

                                                                        13 of 15

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

     As of May 31, 2001, the Company had cash, cash equivalents and marketable securities totaling $2,800,000, as compared to cash, cash equivalents and marketable securities of $2,855,000 as of November 30, 2000.

     In the first six months of 2001, the Company used $57,000 for operating activities, resulting from a net loss, an increase in inventory and a decrease in accounts payable, partially offset by decreases in accounts receivable and prepaid expenses and an increase in accrued expenses.

     The Company used $60,000 for investing activities in the first six months of 2001, principally as a result of acquisitions of property and equipment.

     The Company generated funds from financing activities of $41,000 during the first six months of 2001 related to the issuance of stock under the Company's employee stock purchase plan.

        On May 23, 2001, the Company filed a Form S-3 with the Securities and Exchange Commission in conjunction with a planned rights offering, pursuant to which the Company will distribute to its shareholders, one non-transferable subscription right for each share of common stock owned by its shareholders as of the record date of the rights offering. The rights offering will allow the holders of the Company's common stock to purchase additional shares of the Company's common stock at a fixed price and in an amount proportional to each shareholder's existing interest.

       Alfred A. Molinari, Chief Executive Officer and a stockholder of the Company, has advised us that he intends, but is not obligated, to exercise all of his subscription rights to purchase 418,442 shares in the rights offering, which is the full amount of his basic subscription right and also intends, but is not obligated, to purchase additional shares of Data Translation common stock, if available, provided that the aggregate dollar amount, including the cost to exercise his basic subscription right does not exceed $2,000,000.

      The Company is offering the subscription rights to obtain additional working capital, allowing us to continue to invest in research and development and expand our sales and marketing capabilities. There can be no assurance that the Company will be successful in obtaining financing in the rights offering.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company does not engage in trading market risk sensitive instruments or "other than trading" instruments that are likely to expose the Company to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. At May 31, 2001, the Company had entered into certain forward foreign exchange contracts in order to hedge specific future monthly obligations denominated in Euros. The Company does not hold or transact in financial instruments for purposes other than risk management. To a certain extent, the Company is exposed to market risk related to changes in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse effect on the Company's business, financial condition and results of operations. Historically, the Company's primary foreign currency exchange rate exposure has been related to the operations of its European subsidiaries. Through May 31, 2001, foreign currency fluctuations have not had a material impact on the Company's financial position or results of operations.

                                                                        14 of 15

                           PART II. OTHER INFORMATION


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

               a) The Annual Meeting of Stockholders of the Company was held on April 12, 2001.

               b) The first matter voted upon at the meeting was the election of D'Anne Hurd and Dr. David Cyganski for three-year terms as a Class II Directors. The voting results were as follows:

                      1,980,438 votes FOR

                          4,723 votes AGAINST

                        324,467 votes ABSTAINED


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

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

                                                                        15 of 15

                                    SIGNATURE


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    DATA TRANSLATION, INC.



Date:    July 16, 2001              By: /s/ Michael A. DiPoto
                                        ----------------------------------------
                                         Michael A. DiPoto
                                         Vice President Finance
                                         and Chief Financial Officer