Form 10QSB
period 2001-08-31
DATA TRANSLATION INC /NEW/
filed 2001-10-15
CIK 1022693

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB



     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

          For The Quarterly Period Ended:  August 31, 2001
                                           ---------------

                                       or

     [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

          For The Transition Period From____ To____

                        Commission File Number: 0-21367
                                                -------

                            DATA TRANSLATION, INC.
          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                    04-3332230
     -------------------------------                ---------------------------
     (State or other jurisdiction of                      (I.R.S. Employer
     organization or incorporation)                    Identification Number)

                                100 Locke Drive
                            Marlboro, Massachusetts
          ------------------------------------------------------------
                    (Address of principal executive offices)

                                     01752
          ------------------------------------------------------------
                                  (Zip code)

                                (508) 481-3700
          ------------------------------------------------------------
             (Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X    No ____
                                                              ---

As of September 30, 2001 there were 3,566,777 shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format (check one):  Yes ____  No   X
                                                                         -----

                    DATA TRANSLATION, INC. AND SUBSIDIARIES

                                     INDEX
                                     -----

                                                                                                       Page No.
                                                                                                      ---------
Part I - Financial Information:
  Consolidated Balance Sheets as of August 31, 2001 and
   November 30, 2000.............................................................................         3

  Consolidated Statements of Operations for the Three Months and Nine Months
   Ended August 31, 2001 and August 31, 2000.....................................................         4

  Consolidated Statements of Cash Flows for the Nine Months
   Ended August 31, 2001 and August 31, 2000.....................................................         5

  Notes to Consolidated Financial
   Statements....................................................................................         6

  Management's Discussion and Analysis of
   Financial Condition and Results of Operations.................................................         11


Part II - Other Information......................................................................         14


Signature........................................................................................         15

PART 1. FINANCIAL INFORMATION                                        Page 3 of 3

                    DATA TRANSLATION, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                        August 31,           November 30,
                                                                                           2001                  2000
                                                                                      --------------       ---------------
Current Assets:
               Cash and cash equivalents                                              $   3,921,000         $    2,741,000
               Marketable securities                                                        115,000                114,000
               Accounts receivable, net of reserves of
                 $277,000 and $273,000 in 2001 and 2000, respectively                     1,804,000              1,980,000
               Inventories                                                                1,511,000              1,577,000
               Prepaid expenses                                                             491,000                544,000
                                                                                      -------------         --------------
                    Total current assets                                                  7,842,000              6,956,000

Equipment and Leasehold Improvements, net                                                   556,000                890,000

Other Assets, net                                                                            74,000                 72,000
                                                                                      -------------         --------------

Total Assets                                                                          $   8,472,000         $    7,918,000
                                                                                      =============         ==============


Current Liabilities:
               Accounts payable                                                       $   1,113,000         $    1,450,000
               Accrued expenses                                                           2,121,000              1,895,000
                                                                                      -------------         --------------
                    Total current liabilities                                             3,234,000              3,345,000

Stockholders' Investment:
               Preferred Stock, $.01 par value,
                  Authorized - 5,000,000 shares; none issued                                     --                     --
               Common Stock, $.01 par value,
                  Authorized - 30,000,000 shares; 3,566,777 and 2,281,921 shares issued in 2001 and 2000, respectively; 3,510,312 and 2,225,456 shares outstanding in 2001 and
                  2000, respectively                                                         36,000                 23,000
               Treasury Stock, common, at cost,
                  56,465 shares in 2001 and 2000                                           (227,000)              (227,000)
               Capital in excess of par value                                            14,643,000             13,145,000
               Accumulated deficit                                                       (9,182,000)            (8,282,000)
               Cumulative translation adjustment                                            (32,000)               (86,000)
                                                                                      -------------         --------------

                    Total stockholders' investment                                        5,238,000              4,573,000
                                                                                      -------------         --------------

Total Liabilities and Stockholders' Investment                                        $   8,472,000         $    7,918,000
                                                                                      =============         ==============

      The accompanying notes are an integral part of these consolidated financial statements.

                    DATA TRANSLATION, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                      Three Months Ended               Nine Months Ended
                                                  August 31,      August 31,      August 31,      August 31,
                                                    2001            2000            2001            2000
                                                ------------    ------------    ------------    ------------

Net sales                                       $  3,648,000    $  3,968,000    $ 11,833,000    $ 11,829,000

Cost of sales                                      1,849,000       1,923,000       5,385,000       5,500,000
                                                ------------    ------------    ------------    ------------

     Gross profit                                  1,799,000       2,045,000       6,448,000       6,329,000

Research and development expenses                    845,000         813,000       2,367,000       2,201,000
Selling and marketing expenses                     1,257,000       1,350,000       3,716,000       3,647,000
General and administrative expenses                  384,000         477,000       1,322,000       1,495,000
                                                ------------    ------------    ------------    ------------

     Loss from operations                           (687,000)       (595,000)       (957,000)     (1,014,000)

Interest income                                       15,000          28,000          57,000          86,000

     Net loss                                   $   (672,000)   $   (567,000)   $   (900,000)   $   (928,000)
                                                ============    ============    ============    ============

Basic and diluted net loss per share            $      (0.29)   $      (0.26)   $      (0.40)   $      (0.42)
                                                ============    ============    ============    ============

Basic and diluted weighted average number
     of common shares outstanding                  2,303,000       2,219,000       2,268,000       2,199,000
                                                ============    ============    ============    ============

 The accompanying notes are an integral part of these consolidated financial statements.

                    DATA TRANSLATION, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                          Nine Months Ended
                                                                                       August 31,      August 31,
                                                                                         2001            2000
                                                                                     ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                           $   (900,000)   $   (928,000)
  Adjustments to reconcile net loss to
  net cash used in operating activities-
                    Depreciation and amortization                                         421,000         548,000

                    Change in current assets and liabilities-
                     Accounts receivable                                                  175,000        (126,000)
                     Inventories                                                           66,000        (320,000)
                     Prepaid expenses                                                      53,000        (338,000)
                     Accounts payable                                                    (337,000)        412,000
                     Accrued expenses                                                     226,000        (324,000)

                    Net cash used in operating activities                                (296,000)     (1,076,000)
                                                                                     ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
                    Purchases of equipment and leasehold improvements                     (87,000)       (309,000)
                    Purchases of marketable securities                                   (115,000)            ---
                    Maturity of marketable securities                                     114,000             ---
                    Increase in other assets                                                  ---         (50,000)
                                                                                     ------------    ------------

                    Net cash used in investing activities                                 (88,000)       (359,000)
                                                                                     ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
                    Proceeds from stock plans                                              64,000         105,000
                    Proceeds from common stock rights offering                          1,447,000             ---

                                                                                     ----------------------------
                    Net cash provided by financing activities                           1,510,000         105,000
                                                                                     ------------    ------------


EXCHANGE RATE EFFECTS                                                                      54,000         (17,000)
                                                                                     ------------    ------------

NET INCREAST (DECREASE) IN CASH AND CASH EQUIVALENTS                                    1,180,000      (1,134,000)

CASH AND CASH EQUIVALENTS, beginning of period                                          2,741,000       3,989,000
                                                                                     ------------    ------------

CASH AND CASH EQUIVALENTS, end of period                                                3,921,000       2,642,000
                                                                                     ============    ============

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

4. Segment Reporting and Geographic Information

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

  The Company's reportable segments are Core and Broadway. The Core segment is composed of the data acquisition, imaging and machine vision business which consists of plug-in cards and Windows-based software that provide an integrated, high performance system solution to the general scientific and industrial, test and measurement marketplace. The Broadway segment is composed of a plug-in video capture card, Broadway, which is a high-performance video capture and encoding system for Windows 98 and Windows NT PCs. The accounting policies of the segments are the same as those described in the summary of significant accounting policies contained in the Company's 2000 Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on February 28, 2001. The Company evaluates performance based on revenues and operating margin. Revenues are attributed to geographic areas based on where the customer is located. Segment information for the three and nine months ended August 31, 2001 and August 31, 2000 is as follows:

                                                           Core           Broadway         Total
                                                      ---------------  --------------  -------------
For the three months ended August 31, 2001
Revenues from unaffiliated customers....................  $ 3,350,000      $  298,000    $ 3,648,000
Cost of  sales..........................................    1,689,000         160,000      1,849,000
Research and development................................      842,000           3,000        845,000
                                                          -----------      ----------    -----------
Operating margin (1)....................................  $   819,000      $  135,000    $   954,000
                                                          ===========      ==========    ===========
For the three months ended August 31, 2000
Revenues from unaffiliated customers....................  $ 3,437,000      $  531,000    $ 3,968,000
Cost of sales...........................................    1,663,000         260,000      1,923,000
Research and development................................      778,000          35,000        813,000
                                                          -----------      ----------    -----------
Operating margin (1)....................................  $   996,000      $  236,000    $ 1,232,000
                                                          ===========      ==========    ===========

For the nine months ended August 31, 2001
Revenues from unaffiliated customers....................  $10,979,000      $  854,000    $11,833,000
Cost of sales...........................................    4,949,000         436,000      5,385,000
Research and development................................    2,358,000           9,000      2,367,000
                                                          -----------      ----------    -----------
Operating margin (1)....................................  $ 3,672,000      $  409,000    $ 4,081,000
                                                          ===========      ==========    ===========
For the nine months ended August 31, 2000
Revenues from unaffiliated customers....................  $10,370,000      $1,459,000    $11,829,000
Cost of sales...........................................    4,782,000         718,000      5,500,000
Research and development................................    2,034,000         167,000      2,201,000
                                                          -----------      ----------    -----------
Operating margin (1)....................................  $ 3,554,000      $  574,000    $ 4,128,000
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

    Loss Reconciliation:


                                                         Three Months Ended               Nine Months Ended
                                                     August 31,      August 31,      August 31,      August 31,
                                                       2001            2000            2001            2000
                                                   ------------    ------------    ------------    ------------

Total operating margin for reportable segments...  $    954,000    $  1,232,000    $  4,081,000    $  4,128,000
Selling and marketing expenses...................    (1,257,000)     (1,350,000)     (3,716,000)     (3,647,000)
General and administrative expenses..............      (384,000)       (477,000)     (1,322,000)     (1,495,000)
Interest income..................................        15,000          28,000          57,000          86,000
                                                   ------------    ------------    ------------    ------------
     Net loss.................................... $    (672,000)  $    (567,000)  $    (900,000)  $    (928,000)
                                                   ============    ============    ============    ============

     (b) Geographic Information


                                                     United States    United Kingdom    Germany    Eliminations   Consolidated
                                                     --------------   --------------    -------    ------------   ------------
For the three months ended August 31, 2001
Sales to unaffiliated customers (1)...................  $ 2,800,000      $  340,000    $  508,000   $        --    $ 3,648,000
Sales or transfers between geographic areas...........      389,000              --            --      (389,000)            --
                                                        -----------      ----------    ----------   -----------    -----------
Total net sales.......................................  $ 3,189,000      $  340,000    $  508,000   $  (389,000)   $ 3,648,000
                                                        ===========      ==========    ==========   ===========    ===========
Net loss..............................................  $  (705,000)     $   19,000    $   24,000   $   (10,000)   $  (672,000)
                                                        ===========      ==========    ==========   ===========    ===========
Long-lived assets.....................................  $   498,000      $   49,000    $   22,000   $   (13,000)   $   556,000
                                                        ===========      ==========    ==========   ===========    ===========
For the three months ended August 31, 2000
Sales to unaffiliated customers (1)...................  $ 3,068,000      $  287,000    $  613,000   $        --    $ 3,968,000
Sales or transfers between geographic areas...........     474,000              --            --      (474,000)            --
                                                        -----------      ----------    ----------   -----------    -----------
Total net sales.......................................  $ 3,542,000      $  287,000    $  613,000   $  (474,000)   $ 3,968,000
                                                        ===========      ==========    ==========   ===========    ===========
Net loss..............................................  $  (536,000)     $  (52,000)   $   32,000   $   (11,000)   $  (567,000)
                                                        ===========      ==========    ==========   ===========    ===========
Long-lived assets.....................................  $   930,000      $   65,000    $   22,000   $   (13,000)   $ 1,004,000
                                                        ===========      ==========    ==========   ===========    ===========

For the nine months ended August 31, 2001
Sales to unaffiliated customers (2)...................  $ 9,055,000      $1,141,000    $1,637,000   $        --    $11,833,000
Sales or transfers between geographic areas...........    1,357,000              --            --    (1,357,000)            --
                                                        -----------      ----------    ----------   -----------    -----------
Total net sales.......................................  $10,412,000      $1,141,000    $1,637,000   $(1,357,000)   $11,833,000
                                                        ===========      ==========    ==========   ===========    ===========
Net income (loss).....................................  $  (975,000)     $   13,000    $   63,000   $    (1,000)   $  (900,000)
                                                        ===========      ==========    ==========   ===========    ===========
Long-lived assets.....................................  $   498,000      $   49,000    $   22,000   $   (13,000)   $   556,000
                                                        ===========      ==========    ==========   ===========    ===========
For the nine months ended August 31, 2000
Sales to unaffiliated customers (2)...................  $ 9,008,000      $1,024,000    $1,797,000   $        --    $11,829,000
Sales or transfers between geographic areas...........    1,410,000              --            --    (1,410,000)            --
                                                        -----------      ----------    ----------   -----------    -----------
Total net sales.......................................  $10,418,000      $1,024,000    $1,797,000   $(1,410,000)   $11,829,000
                                                        ===========      ==========    ==========   ===========    ===========
Net loss..............................................  $  (850,000)     $  (74,000)   $    6,000   $   (10,000)   $  (928,000)
                                                        ===========      ==========    ==========   ===========    ===========
Long-lived assets.....................................  $   930,000      $   65,000    $   22,000   $   (13,000)   $ 1,004,000
                                                        ===========      ==========    ==========   ===========    ===========

(1) Foreign sales from the United States to unaffiliated customers for the three months ended August 31, 2001 and August 31, 2000 were approximately $545,000, and $903,000, respectively.

(2) Foreign sales from the United States to unaffiliated customers for the nine months ended August 31, 2001 and August 31, 2000 were approximately $2,037,000, and $2,696,000, respectively.

                    DATA TRANSLATION, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  Inventories

        Inventories are stated at the lower of first-in, first-out (FIFO) cost or market and consist of the following:

                              August 31,   November 30,
                                 2001          2000
                              ----------    ----------

        Raw material           $  904,000    $1,006,000
        Work-in-process           247,000       213,000
        Finished goods            360,000       358,000
                               ----------    ----------
                               $ 1,511,000   $1,577,000
                               ==========    ==========

Work-in-process and finished goods inventories include material, labor and manufacturing overhead. Management performs periodic reviews of inventory and disposes of items not required by their manufacturing and marketing plan.

6.  Net Loss Per Common Share

        Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. The dilutive effect of potential common stock, consisting of outstanding stock options, is determined using the treasury method in accordance with SFAS 128. Diluted net loss per share for the three and nine months ended August 31, 2001 and 2000 is the same as basic net loss per share since the inclusion of the potential common stock equivalents would be antidilutive. As of August 31, 2001 and 2000, 14,108 and 183,755 common equivalent shares respectively, have been excluded from the calculation of diluted earnings per share.


7.  Stock Compensation

        In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation-An Interpretation of APB Opinion No. 25. The interpretation clarifies the application of Opinion 25 in certain situations, as defined. The interpretation became effective on July 1, 2000, and covers certain events that occur after December 15, 1998. The effects of applying this interpretation should be recognized on a prospective basis from the effective date. As of August 31, 2001, 50,000 options that were repriced after December 15, 1998 are subject to this interpretation and will be subject to variable accounting through their date of exercise or termination. There was no effect on earnings during the third quarter of fiscal 2001.

        Additionally, the Company commenced a rights offering of up to 2,325,614 shares of common stock to its existing stockholders at a subscription price of $1.25 per share on July 26, 2001. Each holder of common stock of record as of July 25, 2001, was entitled to receive one right for each share of Common Stock held as of such date. Stockholders who fully exercised their basic subscription rights also had over-subscription privileges. The subscription period for the rights offering expired at 5:00 p.m., Eastern Standard Time on August 14, 2001. As of the expiration date of the rights offering, the holders of the rights had subscribed for an aggregate of 1,238,269 shares of common stock for total gross proceeds to the Company of approximately $1,547,836.

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

Results of Operations

       The following table sets forth certain consolidated statement of operations data as a percentage of net sales.

                                                                   Three Months Ended           Nine Months Ended
                                                               ---------------------------  --------------------------
                                                                       August  31,                 August  31,
                                                               ---------------------------  --------------------------
                                                                  2001             2000       2001              2000
                                                               ---------          --------  --------          --------

Net sales.....................................................      100.0          100.0        100.0          100.0
Gross profit..................................................       49.3           51.5         54.5           53.5
Research and development expenses.............................       23.2           20.5         20.0           18.6
Selling and marketing expenses................................       34.4           34.0         31.4           30.8
General and administrative expenses...........................       13.3           12.0         12.0           12.7
                                                                    ------         ------        -----          -----
Loss from operations..........................................      (21.6)         (15.0)        (8.9)          (8.6)
Interest (expense) income and other, net......................        0.4            0.7          0.5            0.7
                                                                    ------         ------        -----          -----
Net loss......................................................      (21.2)%        (14.3)%       (8.4)%         (7.9)%
                                                                    ======         ======        =====          =====

Comparison of Third Fiscal Quarter of 2001 to Third Fiscal Quarter of 2000:


     Net sales for the fiscal quarter ended August 31, 2001 were $3,648,000, a decrease of $320,000, or 8.0%, from the same period a year ago. The decrease was attributable primarily to lower sales of the Company's core and commercial products. Additionally, the Company believes that it is currently in the midst of an acceptance period as newly released products are being introduced to the marketplace to replace the Company's legacy products. The Company will have to manage successfully the transition from the legacy products in order to maintain the appropriate level of revenue to support the Company's expense base.

     Gross profit for the fiscal quarter ended August 31, 2001 was 49.3%, compared to 51.5% in the comparable quarter of the prior year. The decrease in gross profit from the comparable prior year period was the result of a less favorable product mix and increased manufacturing expenses.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

     The loss from operations for the third fiscal quarter of 2001 was $687,000, compared to a loss from operations of $595,000 in the comparable quarter of the prior year. The decrease in income is primarily a result of lower than expected sales and a less favorable gross margin as a result of product mix. Operating expenses for the third quarter of fiscal 2001 were $2,486,000, representing 68.2% of sales, compared to $2,640,000, representing 66.5% of sales, in the prior year period. Research and development expenses for the third quarter of fiscal 2001 were $845,000, representing 23.2% of sales, compared to $813,000, representing 20.5% of sales, for the comparable period of the prior year. Sales and marketing expenses for the third quarter of fiscal 2001 were $1,257,000, representing 34.4% of sales, compared to $1,350,000, representing 34.0% of sales, in the prior year period. The decrease in sales and marketing is primarily the result of reduced headcount and marketing programs. General and administrative expenses were $384,000 for the third quarter of fiscal 2001, representing 13.3% of sales, compared to $477,000, representing 12.0% of sales, for the same period last year. The decrease in general and administrative expenses is primarily the result of reduced headcount, salaries and professional fees within the general and administrative departments.

     The net loss for the fiscal quarter ended August 31, 2001 was $672,000, or $0.29 per diluted share, compared to a net loss of $567,000, or $0.26 per diluted share, for the same period in 2000.

Comparison of the First Nine Months of Fiscal 2001 to the First Nine Months of Fiscal 2000:

     Net sales for the nine months ended August 31, 2001 were $11,833,000, an increase of $4,000, from the same period a year ago. Sales of the Company's commercial product, Broadway, have decreased approximately 41.5% from the same period in fiscal 2000. The decrease in sales is primarily a result of a decrease in the size of the Company's Broadway sales force, consolidation of the Company's Broadway marketing programs and continuing pricing pressures from competitors. Sales of the Company's data acquisition, imaging and machine vision products increased approximately 6.9% from the comparable period in fiscal 2000, which the Company believes is due primarily to release of new products into the marketplace as well as continued success of the Company's legacy business. Additionally, the Company believes that it is currently in the midst of an acceptance period as newly released products are being introduced to the marketplace to replace the Company's legacy products. The Company will have to manage successfully the transition from the legacy products in order to maintain the appropriate level of revenue to support the Company's expense base.

     Gross profit for the nine months ended August 31, 2001 was 54.5%, compared to 53.5% in the comparable period of the prior year. The increase in gross profit from the comparable prior year period was the result of a more favorable product mix as well as increased list prices.

     The Company's loss from operations for the first nine months of fiscal 2001 was $957,000, compared to a loss from operations of $1,014,000 in the comparable period of the prior year. An increase in gross profits as a result of product mix and increased pricing contributed to the reduced loss from operations. Operating expenses for the first nine months of fiscal 2001 were $7,405,000, representing 62.6% of sales, compared to $7,343,000, representing 62.0% of sales, in the prior year period. Current year operating expenses include a continued investment in research and development, marketing, promotion and sales channel development for the Company's data acquisition, imaging and machine vision products. Research and development expenses were $2,367,000, representing 20.0% of sales, compared to $2,201,000, representing 18.6% of sales, for the comparable period of the prior year. This increase is primarily attributable to an increased development effort in the Company's data acquisition, imaging and machine vision product lines. Sales and marketing expenses were $3,716,000, representing 31.4% of sales, compared to $3,647,000, representing 30.8% of sales, in the prior year period. The increase in sales and marketing expenses is primarily a result of an increase in the size of the Company's sales force and an aggressive marketing campaign that was introduced during fiscal 2000 and continued through the Company's second fiscal quarter in 2001. During the third quarter aggressive measures were taken to reduce expenses in sales and marketing which included headcount and marketing program reductions. General and administrative expenses were $1,322,000, representing 11.2% of sales, compared to $1,495,000, representing 12.7% of sales, for the comparable period in fiscal 2000. The decrease in general and administrative expenses is primarily the result of reduced headcount, salaries and professional fees within the general and administrative departments

     The net loss for the nine months ended August 31, 2001 was $900,000, of $0.40 per diluted share, compared to a net loss of $928,000, or $0.42 per diluted share.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

Liquidity and Capital Resources

     As of August 31, 2001, the Company had cash, cash equivalents and marketable securities totaling $4,036,000, as compared to cash, cash equivalents and marketable securities of $2,855,000 as of November 30, 2000.

     In the first nine months of 2001, the Company used $296,000 for operating activities, resulting from a net loss and a decrease in accounts payable, partially offset by decreases in accounts receivable, inventory and prepaid expenses and an increase in accrued expenses.

     The Company used $88,000 for investing activities in the first nine months of 2001, principally as a result of acquisitions of property and equipment.

     The Company commenced a rights offering of up to 2,325,614 shares of common stock to its existing stockholders at a subscription price of $1.25 per share on July 26, 2001. Each holder of common stock of record as of July 25, 2001, was entitled to receive one right for each share of Common Stock held as of such date. Stockholders who fully exercised their basic subscription rights also had over-subscription privileges. The subscription period for the rights offering expired at 5:00 p.m., Eastern Standard Time on August 14, 2001. As of the expiration date of the rights offering, the holders of the rights had subscribed for an aggregate of 1,238,269 shares of common stock for total gross proceeds to the Company of approximately $1,547,836. Combined with funds generated from the issuance of stock under the Company's employee stock purchase plan offset by the expenses related to the rights offering the Company generated $1,510,000 from financing activities during the first nine months of 2001.

     Given currently available funds, the Company believes that it will be able to meet its current operating requirements for the next twelve months. If the Company is unsuccessful in increasing revenues or if its liquidity position deteriorates, the Company will need to secure external financing in order to meet its ongoing expenses. Therefore, the Company is pursuing possible financing alternatives, but there can be no assurance that the Company will be successful in obtaining any required financing.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company does not engage in trading market risk sensitive instruments or "other than trading" instruments that are likely to expose the Company to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. At August 31, 2001, the Company had entered into certain forward foreign exchange contracts in order to hedge specific future monthly obligations denominated in Euros. The Company does not hold or transact in financial instruments for purposes other than risk management. To a certain extent, the Company is exposed to market risk related to changes in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse effect on the Company's business, financial condition and results of operations. Historically, the Company's primary foreign currency exchange rate exposure has been related to the operations of its European subsidiaries. Through August 31, 2001, foreign currency fluctuations have not had a material impact on the Company's financial position or results of operations.

                          PART II.  OTHER INFORMATION


Item 4.  Exhibits and Reports on Form 8-K
         --------------------------------

              none.

         b)   Reports on Form 8-K

             One report on Form 8-k was filed with the Securities and Exchange Commission on August 31, regarding Item 5. Other Events.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 DATA TRANSLATION, INC.

Date:   October 15, 2001         By: /s/ Michael A. DiPoto
                                    ----------------------
                                    Michael A. DiPoto
                                    Vice President Finance
                                    and Chief Financial Officer