Form 10KSB
period 2001-11-30
DATA TRANSLATION INC /NEW/
filed 2002-02-28
CIK 1022693

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                  FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the Fiscal Year Ended: November 30, 2001

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from  ______  to  ______

                        Commission File Number: 0-21367

                               -----------------

                            DATA TRANSLATION, INC.
            (Exact name of registrant as specified in its charter)

                               -----------------

                      Delaware                     04-3332230
            (State or other jurisdiction         (I.R.S Employer
          of incorporation or organization)  Identification Number)


                                100 Locke Drive
                      Marlboro, Massachusetts 01752-1192
         (Address of principal executive offices, including zip code)

                                (508) 481-3700
             (Registrant's telephone number, including area code)

                               -----------------

          Securities registered pursuant to Section 12(b) of the Act:

                                    (none)

          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $0.01 par value

                               (Title of class)

                               -----------------

   Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [_]

   Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [_] .

   The issuer's revenues for its most recent fiscal year were: $14,884,000.

   The aggregate market value of the Company's voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $3,511,312 as of January 31, 2002. The number of shares of Common Stock, $0.01 par value, outstanding as of January 31, 2002 was 3,511,312.

================================================================================

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 23, 2002 are incorporated by reference into
Part III.

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

   An outgrowth of the Company's core technology of analog to digital conversion is its commercial products line which includes a low-cost, high-performance video capture and encoding system for Microsoft(R) Windows(R) 95/98-based PCs called Broadway/TM. Broadway captures analog video, digitizes it, compresses it into an editable MPEG-1 format, and writes it to disk in real time. The Company's Broadway product has many applications, including incorporation of video into web pages on the world wide web (the "Web"), multimedia presentations, Webstreaming, CD-ROM titles and computer-based training. /

Data Acquisition and Imaging

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

Commercial Products

  Market

   The convergence of voice, video and data, the advances in personal computing, and the growth of the Internet have changed the way in which the world communicates. As computing processor power and telecom/digital/cable modem technologies evolve, so too does the PC user's ability to harness these venues for creating and delivering video content. As PC costs continue to reach new lows with substantial increases in computing power, the majority of PC users will have access to an affordable tool for video creation. The Company believes the most lucrative market segments for PC video are Web page creators/hosts, business users for use in presentations, training, sales and marketing and CD-ROM/Digital Video Disk ("DVD") title producers developing entertainment, gaming and education content.

  Product and Technology

   Broadway is a high-performance video capture and encoding system for Windows(R) based PCs. Broadway is a complete streaming and video editing solution, and its videos may also be integrated with third party video editing software packages to edit and produce Web streaming video based on Real Networks technology, as well as VHS quality digital video clips with CD-quality stereo sound. Using Broadway, a computer user can capture video from most analog sources, edit the digitized version created by Broadway, fully compress it to MPEG-1 and then distribute it on the Web or in hard media form. Users can also incorporate the finished video into multimedia applications, such as Web home pages, multimedia presentations and CD-ROMs. Broadway is composed of a PCI integrated circuit board and a graphical user interface compatible with Microsoft(R) Windows(R). The Company's standard Broadway package is shipped complete with Ulead Systems, Inc.'s MediaStudio Pro/TM /video editing software. Broadway is also designed to be integrated with a variety of other video editing packages, including Adobe Premiere(R).

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

   Using the MPEG-1 standard allows Broadway to produce compressed videos, which may be played back at 30 frames per second: the standard, full-motion video speed. Additionally, many users choose to share video content via the Internet. These clips may be streamed, utilizing RealNetworks technology and played back at their destination via a RealNetworks player. Since many users have installed this player on their PC, this ability to communicate with video is rapidly gaining adherents.

  Customers and Sales

   The Company's sales and marketing strategy is to move down the technical sophistication curve and up the volume curve by targeting as primary customers audio/video professionals, business presentation and education developers, home hobbyists and family/home users.

   Worldwide, the Company's commercial products are sold directly on-line, as well as through a two-tier distribution network. Users can order directly from the Company's Web site for rapid delivery. The Company maintains direct relationships with international mass-market distributors as well as resellers and VARs. The distributors sell the commercial products to retail outlets as well as smaller computer resellers and VARs. This allows the Company's products to be available through virtually any method used by its customers to purchase their products. The Company currently offers a 30-day money back guarantee on its commercial products.

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

Research and Development

   The Company intends to continue to invest in research and development for new products and for enhancements to existing products. The Company is currently targeting spending on research and development at an annual rate of approximately 20.0% of net sales. For the fiscal year ended November 30, 2001, the Company invested approximately $3,050,000, or 20.5% of net sales, in product development compared to $3,031,000, or 19.0% of net sales in the prior fiscal year.

   The Company employed, as of November 30, 2001, approximately 21 full-time engineers whose primary duties relate to product development. Outside firms and consultants are selectively engaged to develop or assist with development of products when favorable opportunities exist.

   In the data acquisition and imaging area, the Company's focus on hardware development includes the integration of application specific integrated circuits ("ASICs") into circuit boards, which may reduce cost and advance the development of new computer bus technologies (e.g., PCI). The Company's software development in data acquisition and imaging centers on supporting Windows(R) 95/98 and Windows NT/TM/.

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

Proprietary Rights

   The Company holds twelve United States patents, expiring from July 2003 through May 2019, and has three pending patent application in the United States, none of which the Company believes is material to its business or operations. Pursuant to an agreement with Parent, the Company also has cross-licenses to technology under Parent's current patents and patent applications, together with technology resulting from patent applications, which Parent applied for through December 2, 1998.

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

Employees

   As of November 30, 2001, the Company employed approximately 72 persons worldwide. None of the employees is represented by a labor union. The Company believes it has good relations with its employees.

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

Executive Officers of the Company

Name                              Age Position with the Company
----                              --- -------------------------
Alfred A. Molinari, Jr........... 60  Chairman and Chief Executive Officer
Jeffrey M. Cronin................ 37  Vice President, Operations
Michael A. DiPoto................ 34  Vice President, Finance,CFO and Treasurer
Ellen W. Harpin.................. 46  Vice President Engineering

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

   Ms. Harpin was appointed Vice President of Engineering in July 2001. Ms. Harpin has been the Secretary and a director of the Company since 1997. Ms. Harpin previously served as Vice President, Administration from October 1998 to May 1999 and as Vice President, Sales from October 1997 to October 1998. Ms. Harpin served as Vice President of Administration of Parent from July 1995 to September 1996. Ms. Harpin was employed by the Parent from March 1983 until November 1996 serving as Chief Financial Officer, Treasurer, Vice President, Manufacturing and Director of Sales.

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

Item 4.  Submission of Matters to a Vote of Security Holders

   There were no matters submitted to a vote of stockholders during the fourth quarter of fiscal 2001.

                                    PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
Matters

   The common stock of the Company is traded in the over-the-counter market and is reported on the Nasdaq SmallCap Market System under the symbol "DATX". The Company's stock began trading on December 16, 1996 subsequent to the stock dividend issued in connection with the Distribution. The high and low sale prices of the Company's Common Stock on the over-the-counter market since the Distribution Date through January 31, 2002 as reported on the Nasdaq SmallCap Market System were $9.91 and $.53, respectively. The table below sets forth the high and low quarterly sales prices of the Common Stock during the two most recent fiscal years:

                                               2001   2001   2000   2000
                                               High   Low    High   Low
                                              ------ ------ ------ ------
      First quarter.......................... $2.875 $1.500 $9.906 $6.000
      Second quarter.........................  2.400  1.250  9.375  3.625
      Third quarter..........................  2.350  0.800  6.875  3.062
      Fourth quarter.........................  1.250  0.800  3.500  1.750

   The Company has never paid a cash dividend on its Common Stock, and the Board of Directors does not anticipate paying cash dividends in the foreseeable future. As of January 31, 2002, there were approximately 150 stockholders of record of the Company's common stock.

Item 6.  Selected Financial Data

   The following data has been derived from the Company's consolidated financial statements that have been audited by Arthur Andersen LLP, independent public accountants, as of and for the fiscal years in the five-year period ended November 30, 2001. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and the notes thereto and other financial information included elsewhere in this Form 10-KSB.

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

                                                              Fiscal Years Ended November 30,
                                                        ------------------------------------------
                                                         2001     2000     1999    1998     1997
                                                        -------  -------  ------- -------  -------
                                                         (In thousands, except per share amounts)
Consolidated Statements of Operations Data:
Net sales.............................................. $14,885  $15,924  $16,254 $16,781  $20,452
Cost of sales..........................................   6,890    7,590    7,048   8,070    9,932
                                                        -------  -------  ------- -------  -------
   Gross profit........................................   7,995    8,334    9,206   8,711   10,520
Research and development expenses......................   3,050    3,031    2,569   2,444    3,808
Selling and marketing expenses.........................   4,627    5,113    4,100   5,621   10,481
General and administrative expenses....................   1,723    2,017    1,943   2,001    2,426
                                                        -------  -------  ------- -------  -------
   Income (loss) from operations.......................  (1,405)  (1,827)     594  (1,355)  (6,195)
Interest income........................................      76      114      100     149      269
Other expense..........................................      --       --       --     (46)     (53)
                                                        -------  -------  ------- -------  -------
   Income (loss) from operations before provision for
     income taxes......................................  (1,329)  (1,713)     694  (1,252)  (5,979)
Provision for income taxes.............................      --       --       32      --       --
                                                        -------  -------  ------- -------  -------
   Net income (loss)................................... $(1,329) $(1,713) $   662 $(1,252) $(5,979)
                                                        =======  =======  ======= =======  =======
Basic net income (loss) from operations per common
  share................................................ $ (0.52) $ (0.78) $   .31 $ (0.60) $ (2.94)
                                                        =======  =======  ======= =======  =======
Diluted net income (loss) per common and potential
  common share......................................... $ (0.52) $ (0.78) $   .30 $ (0.60) $ (2.94)
                                                        =======  =======  ======= =======  =======
Basic weighted average number of common shares
  outstanding..........................................   2,579    2,205    2,123   2,083    2,033
                                                        =======  =======  ======= =======  =======
Diluted weighted average number of common and potential
  common shares outstanding............................   2,579    2,205    2,241   2,083    2,033
                                                        =======  =======  ======= =======  =======

                                                              As of November 30,
                                                      -----------------------------------
                                                       2001   2000   1999   1998   1997
                                                      ------ ------ ------ ------ -------
                                                                (In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities..... $3,733 $2,855 $4,098 $2,780 $ 3,922
Working capital......................................  4,226  3,611  4,988  4,102   6,110
Total assets.........................................  7,473  7,918  9,049  7,576  10,559
Total liabilities....................................  2,701  3,345  2,799  2,024   3,830
Total stockholders' investment.......................  4,772  4,573  6,250  5,552   6,729

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

Comparison of Fiscal Year Ended November 30, 2001 to Fiscal Year Ended November 30, 2000

   Net sales for the fiscal year ended November 30, 2001 were $14,885,000 compared to $15,924,000 for the same period in the prior year, which represents a decrease of approximately 6.5% or $1,040,000. Sales from the Company's data acquisition and imaging products decreased approximately $744,000, or 5.9% from the prior fiscal year. The Company believes that the decrease in sales is primarily attributable to the impact of the global economic downturn. Discretionary spending by our customers has been reduced, causing delays and postponement of orders. The decrease is also attributable to reduced sales of the Company's legacy products as well as a shift in the data acquisition and imaging markets toward new, lower priced hardware and software products (particularly in PC prices) and competitive pricing pressures. Sales from the Company's commercial product, Broadway, decreased approximately $821,000, or 42.6%, from the comparable period in fiscal 2000, which the Company believes is due primarily to increased competition and pricing pressures within the video capture and encoding marketplace.

   Gross profit for the fiscal year ended November 30, 2001 was 53.7%, compared to 52.3% in the comparable period of the prior year. The increase in gross profit from the comparable prior year period was the result of lower manufacturing overhead expenses as well as a more favorable product mix.

   The Company's loss from operations for fiscal 2001 was $1,405,000, compared to loss from operations of $1,827,000 in the comparable period of the prior year. A decrease in operating expenses as well as a higher gross margin percentage contributed to the increase in income from operations. Operating expenses for fiscal 2001 were $9,400,000 representing 63.2% of sales, compared to $10,161,000, representing 63.8% of sales, in the prior year. Fiscal year 2001 operating expenses include a significant investment in engineering development for the Company's fiscal 2002 product releases. Research and development expenses in fiscal year 2001 were $3,050,000, representing 20.5% of sales, compared to $3,031,000, representing 19.0% of sales, in the prior year period. Sales and marketing expenses in fiscal year 2001 were $4,627,000, representing 31.0% of sales, compared to $5,113,000, representing 32.1% of sales, in the prior year period. The decrease in sales and marketing expenses is primarily a result of decreased spending in advertising, promotion and sales channel development as well as reduced headcount within the sales and marketing departments. General and administrative expenses in fiscal year 2001 were $1,723,000, representing 11.6% of sales, compared to $2,017,000, representing 12.7% of sales, for the comparable period in fiscal 2000. The decrease in general and administrative expenses is primarily the result of reduced headcount, salaries and professional fees within the general and administrative departments.

   Interest income for the fiscal year ended November 30, 2001 was $76,000, compared to interest income of $114,000, for the same period in fiscal 2000. The decrease in interest income was a result of less favorable interest rates during fiscal 2001. The primary source of interest income is from the investment of proceeds received from a rights offering consummated in August 2001 and other existing cash balances.

   Net loss for the fiscal year ended November 30, 2001 was $1,329,000, or $0.52 per diluted share, compared to a net loss of $1,713,000, or $0.78 per diluted share, for the same period in fiscal 2000.

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

Liquidity and Capital Resources

   As of November 30, 2001, the Company had cash and cash equivalents totaling $3,618,000, as compared to cash and cash equivalents of $2,741,000 as of November 30, 2000.

   During fiscal 2001, the Company used $582,000 in operating activities, resulting from the net loss for the fiscal year, decreases in accounts payable and accrued expenses, partially offset by decreases in inventory and prepaid expenses.

   The Company used $70,000 in investing activities during fiscal 2001, mainly as a result of acquisitions of property, equipment and other long-term assets.

   The Company generated $1,510,000 from financing activities during fiscal 2001, primarily from a rights offering and other stock plans. The Company commenced a rights offering of up to 2,325,614 shares of common stock to its existing stockholders at a subscription price of $1.25 per share on July 26, 2001. Each holder of common stock of record as of July 25, 2001, was entitled to receive one right for each share of Common Stock held as of such date. Stockholders who fully exercised their basic subscription rights also had over-subscription privileges. The subscription period for the rights offering expired at 5:00 p.m., Eastern Standard Time on August 14, 2001. As of the expiration date of the rights offering, the holders of the rights had subscribed for an aggregate of 1,238,269 shares of common stock for total net proceeds to the Company of approximately $1,446,000.

   The Company believes that its existing cash, cash equivalents and short-term investment balances and cash flows expected to be generated from future operations will be sufficient to meet its capital requirements for at least the next twelve months, although the Company may be required, or could elect, to seek additional funding prior to that time. The Company's future capital requirements will depend on many factors, including the rate of revenue growth, the timing and extent of spending to support product development efforts and expansion of sales and marketing, the timing of introductions of new products and enhancements to existing products, and market acceptance of the Company's products. There can be no assurances that additional funding, if required, will be available on acceptable terms or at all.

Results of Operations

   The following table shows certain statements of operations data as a percentage of net sales.

                                                           Fiscal Year Ended
                                                              November 30,
                                                         ---------------------
                                                         2001    2000    1999
                                                         -----   -----   -----
Net sales............................................... 100.0%  100.0%  100.0%
Gross margin............................................  53.7    52.3    56.6
Research and development expenses.......................  20.5    19.0    15.8
Selling and marketing expenses..........................  31.0    32.1    25.2
General and administrative expenses.....................  11.6    12.7    12.0
                                                         -----   -----   -----
Income (loss) from operations...........................  (9.4)  (11.5)    3.7
Interest income (expense) and other, net................   0.5     0.7     0.6
                                                         -----   -----   -----
Income (loss) from operations before provision for
  income taxes..........................................  (8.9)  (10.8)    4.3
Provision for income taxes..............................   0.0     0.0     0.2
                                                         -----   -----   -----
   Net income (loss)....................................  (8.9)% (10.8)%   4.1%
                                                         =====   =====   =====

Certain Factors That May Affect Future Results

   Except for the historical information contained herein, the matters discussed in this Annual Report on Form 10-KSB are forward-looking statements, are based on current expectations, and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from those expressed in such forward-looking statements. The risks and uncertainties associated with such statements include the following:

Significant Fluctuations and Unpredictability of Operating Results

   Our quarterly operating results may vary significantly for a number of reasons, including new product announcements and introductions by us or our competitors, changes in pricing, and the volume and timing of orders received during each quarter. Historically a significant percentage of our net sales have resulted from orders received from universities, research laboratories and government agencies. These sales are historically slower during our third fiscal quarter as a result of seasonal vacation schedules and university shutdowns. We have also in the past experienced delays in the development of new products and enhancements, and such delays may occur in the future. These factors make the forecasting of revenue inherently uncertain. Additionally, a significant portion of our operating expenses is relatively fixed, and operating expense levels are based primarily on internal expectations of future revenue. As a consequence, quarterly operating expense levels cannot be reduced rapidly in the event that quarterly revenue levels fail to meet internal expectations. Therefore, if quarterly revenue levels fail to meet internal expectations, our operating results would be adversely affected.

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

Dependence on A Few Key Original Equipment Manufacturers (Oems)

   We depend on a few key original equipment manufacturer customers (OEMs). For example, in the year ended November 30, 2001, sales to our OEM channel represented 20% of our total revenue. We anticipate that our operating results will continue to depend on sales to the OEM channel. Therefore, the loss of any of our OEMs or a significant reduction in sales to these OEMs could substantially reduce our revenues.

Ability To Manage Distribution Channel

   We rely primarily on a worldwide network of independent value-added resellers (VARs) to distribute and sell our products to end-users. Our resellers generally offer products of several different companies, including, in some cases, products which are competitive with our products. In addition, many of these VARs are small organizations with limited capital resources. There can be no assurance that the our resellers will continue to purchase our products or provide them with adequate levels of support, or that our efforts to expand our VAR network will be successful. Any significant failure of the preceding factors could have a material adverse effect on our business and operating results.

Reliance on International Sales

   Sales of our products outside of North America represented approximately 41% of our net sales for the fiscal year ended November 30, 2001. International sales and operations may be subject to risks such as the imposition of government controls, export license requirements, restrictions on the export of critical technology, less effective enforcement or proprietary rights, currency exchange fluctuations, generally longer collection periods, political instability, trade restrictions, changes in tariffs, difficulties in staffing and managing international operations, potential insolvency of international resellers and difficulty in collecting accounts receivable. Our international sales are also subject to more seasonal fluctuation than domestic sales. In this regard, the traditional summer vacation period, which occurs during our third fiscal quarter, may result in a decrease in sales, particularly in Europe. There can be no assurance that these factors will not have an adverse effect on our future international operations and consequently, on our business and operating results.

Dependence on Single or Limited Source Suppliers

   We are dependent on single or limited source suppliers for several key components used in our products. The availability of many of these components is dependent on our ability to provide suppliers with accurate forecasts of our future requirements, and certain components used by us have been subject to industry-wide shortages. We do not carry significant inventories of these components and have no guaranteed supply arrangements with such suppliers. There can be no assurance that our inventories would be adequate to meet our production needs during any interruption of supply. Our inability to develop alternative supply sources, if required, or a reduction or stoppage in supply, could delay product shipments until new sources of supply become available, and any such delay could adversely affect our business and operating results in any given period.

Dependence on Key Personnel

   Competition for employees with the skills required by us is intense in the geographic areas in which our operations are located. We believe that our future success will depend on our continued ability to attract and retain qualified employees, especially in research and development. In addition, companies in our industry whose employees accept positions with competitors frequently claim that their competitors have engaged in unfair hiring practices. We cannot assure you that we will not receive such claims in the future as we seek to hire qualified personnel or that such claims will not result in material litigation. We could incur substantial costs in defending ourselves against these claims, regardless of their merits.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

   The Company's investing strategy, to manage interest rate exposure, is to invest in short term highly liquid investments. Currently, the Company's short-term investments are in highly rated government securities. At November 30, 2001, the fair value of the Company's short-term investments approximated their market value.

   The Company faces exposure to movements in foreign currency exchange rates. The Company does not use derivative financial instruments or other financial instruments to hedge economic exposures or for trading. The Company's primary exposures have been related to the operations of its European subsidiaries. In fiscal 2001, the net impact of foreign currency changes was not material.

                    DATA TRANSLATION, INC. AND SUBSIDIARIES

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                            Page
                                                                                            ----
Report of Independent Public Accountants................................................... F-2
Consolidated Balance Sheets as of November 30, 2001 and 2000............................... F-3
Consolidated Statements of Operations for the Fiscal Years Ended November 30, 2001, 2000
  and 1999................................................................................. F-4
Consolidated Statements of Stockholders' Investment and Comprehensive Income (Loss) for the
  Fiscal Years Ended November 30, 2001, 2000 and 1999...................................... F-5
Consolidated Statements of Cash Flows for the Fiscal Years Ended November 30, 2001, 2000
  and 1999................................................................................. F-6
Notes to Consolidated Financial Statements................................................. F-7

Item 8.  Financial Statements and Supplementary Data

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Data Translation, Inc.:

   We have audited the accompanying consolidated balance sheets of Data Translation, Inc. (a Delaware corporation) and subsidiaries as of November 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' investment and comprehensive income (loss) and cash flows for each of the three years in the period ended November 30, 2001. These financial statements are the responsibility of Data Translation, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Data Translation, Inc. and subsidiaries as of November 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2001, in conformity with accounting principles generally accepted in the United States.

                                          ARTHUR ANDERSEN LLP

Boston, Massachusetts
December 20, 2001 (except with respect
  to the matters discussed in Note 12, as to which the date is February 21, 2002)

                    DATA TRANSLATION, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                       November 30,
                                                                                 ------------------------
                                                                                    2001         2000
                                                                                 -----------  -----------
Current Assets:
   Cash and cash equivalents.................................................... $ 3,618,000  $ 2,741,000
   Marketable securities........................................................     115,000      114,000
   Accounts receivable, net.....................................................   1,480,000    1,980,000
   Inventories..................................................................   1,324,000    1,577,000
   Prepaid expenses.............................................................     390,000      544,000
                                                                                 -----------  -----------
       Total current assets.....................................................   6,927,000    6,956,000
Property and equipment, net.....................................................     469,000      890,000
Other assets....................................................................      77,000       72,000
                                                                                 -----------  -----------
       Total assets............................................................. $ 7,473,000  $ 7,918,000
                                                                                 ===========  ===========
Current Liabilities:
   Accounts payable............................................................. $   857,000  $ 1,450,000
   Accrued expenses.............................................................   1,844,000    1,895,000
                                                                                 -----------  -----------
       Total current liabilities................................................   2,701,000    3,345,000

Commitments and Contingencies (Note 6)
Stockholders' Investment:
   Preferred stock, $0.01 par value--
       Authorized: 5,000,000 shares; none issued or outstanding.................          --           --
   Common stock, $0.01 par value--
       Authorized: 30,000,000 shares; 3,568,412 and 2,281,921 shares issued in 2001 and 2000, respectively; 3,511,947 and 2,225,456 shares
         outstanding in 2001 and 2000, respectively.............................      36,000       23,000
   Additional paid-in capital...................................................  14,642,000   13,145,000
   Treasury stock, common, at cost, 56,465 shares in 2001 and 2000..............    (227,000)    (227,000)
   Accumulated deficit..........................................................  (9,611,000)  (8,282,000)
                                                                                 -----------  -----------
   Cumulative translation adjustment............................................     (68,000)     (86,000)
                                                                                 -----------  -----------
       Total stockholders' investment...........................................   4,772,000    4,573,000
                                                                                 -----------  -----------
       Total liabilities and stockholders' investment........................... $ 7,473,000  $ 7,918,000
                                                                                 ===========  ===========



  The accompanying notes are an integral part of these consolidated financial statements.

                    DATA TRANSLATION, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             Fiscal Years Ended November 30,
                                                          -------------------------------------
                                                             2001         2000         1999
                                                          -----------  -----------  -----------
Net sales................................................ $14,885,000  $15,924,000  $16,254,000
Cost of sales............................................   6,890,000    7,590,000    7,048,000
                                                          -----------  -----------  -----------
   Gross profit..........................................   7,995,000    8,334,000    9,206,000
Research and development expenses........................   3,050,000    3,031,000    2,569,000
Selling and marketing expenses...........................   4,627,000    5,113,000    4,100,000
General and administrative expenses......................   1,723,000    2,017,000    1,943,000
                                                          -----------  -----------  -----------
   (Loss) income from operations.........................  (1,405,000)  (1,827,000)     594,000
Interest income..........................................      76,000      114,000      100,000
                                                          -----------  -----------  -----------
   (Loss) income before provision for income taxes.......  (1,329,000)  (1,713,000)     694,000
Provision for income taxes...............................          --           --       32,000
                                                          -----------  -----------  -----------
   Net (loss) income..................................... $(1,329,000) $(1,713,000) $   662,000
                                                          ===========  ===========  ===========
Basic net (loss) income per common share................. $     (0.52) $     (0.78) $      0.31
                                                          ===========  ===========  ===========
Diluted net (loss) income per common and potential common
  share.................................................. $     (0.52) $     (0.78) $      0.30
                                                          ===========  ===========  ===========
Basic weighted average number of common shares
  outstanding............................................   2,579,000    2,205,000    2,123,000
                                                          ===========  ===========  ===========
Diluted weighted average number of common and potential
  common shares outstanding..............................   2,579,000    2,205,000    2,232,000
                                                          ===========  ===========  ===========



  The accompanying notes are an integral part of these consolidated financial statements.

                    DATA TRANSLATION, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT AND
                          COMPREHENSIVE INCOME (LOSS)

                                              Common Stock           Treasury Stock
                                      ----------------------------- ----------------
                                                 $0.01  Additional  Number                         Cumulative      Total
                                       Number     Par    Paid-in      of              Accumulated  Translation Stockholders'
                                      of Shares  Value   Capital    Shares  Amount      Deficit    Adjustment   Investment
                                      --------- ------- ----------- ------ ---------  -----------  ----------- -------------
Balance, November 30, 1998........... 2,096,920 $21,000 $12,764,000     --        --  $(7,231,000)  $ (2,000)   $ 5,552,000
  Proceeds from stock plans..........    78,860   1,000     127,000     --        --           --         --        128,000
  Purchase of treasury stock.........        --      --          -- 15,000   (43,000)          --         --        (43,000)
  Translation adjustment.............        --      --          --     --        --           --    (49,000)       (49,000)
  Net income.........................        --      --          --     --        --      662,000         --        662,000
                                      --------- ------- ----------- ------ ---------  -----------   --------    -----------
Total Comprehensive Income...........

Balance, November 30, 1999........... 2,175,780  22,000  12,891,000 15,000   (43,000)  (6,569,000)   (51,000)     6,250,000
  Proceeds from stock plans..........   106,141   1,000     254,000     --        --           --         --        255,000
  Purchase of treasury stock.........        --      --          -- 41,465  (184,000)          --         --       (184,000)
  Translation adjustment.............        --      --          --     --        --           --    (35,000)       (35,000)
  Net loss...........................        --      --          --     --        --   (1,713,000)        --     (1,713,000)
                                      --------- ------- ----------- ------ ---------  -----------   --------    -----------
Total Comprehensive Loss.............

Balance, November 30, 2000........... 2,281,921  23,000  13,145,000 56,465  (227,000)  (8,282,000)   (86,000)     4,573,000
  Proceeds from stock plans..........    48,222   1,000      63,000     --        --           --         --         64,000
  Proceeds from rights offering, net
   of $102,000 in issuance costs..... 1,238,269  12,000   1,434,000     --        --           --         --      1,446,000
  Translation adjustment.............        --      --          --     --        --           --     18,000         18,000
  Net loss...........................        --      --          --     --        --   (1,329,000)        --     (1,329,000)
                                      --------- ------- ----------- ------ ---------  -----------   --------    -----------
Total Comprehensive Loss.............

Balance, November 30, 2001........... 3,568,412 $36,000 $14,642,000 56,465 $(227,000) $(9,611,000)  $(68,000)   $ 4,772,000
                                      --------- ------- ----------- ------ ---------  -----------   --------    -----------



                                      Comprehensive
                                      Income (Loss)
                                      -------------
Balance, November 30, 1998...........           --
  Proceeds from stock plans..........           --
  Purchase of treasury stock.........           --
  Translation adjustment.............      (49,000)
  Net income.........................      662,000
                                       -----------
Total Comprehensive Income...........  $   613,000
                                       ===========
Balance, November 30, 1999...........           --
  Proceeds from stock plans..........           --
  Purchase of treasury stock.........           --
  Translation adjustment.............      (35,000)
  Net loss...........................   (1,713,000)
                                       -----------
Total Comprehensive Loss.............  $(1,748,000)
                                       ===========
Balance, November 30, 2000...........
  Proceeds from stock plans..........           --
  Proceeds from rights offering, net
   of $102,000 in issuance costs.....           --
  Translation adjustment.............       18,000
  Net loss...........................   (1,329,000)
                                       -----------
Total Comprehensive Loss.............  $(1,311,000)
                                       ===========
Balance, November 30, 2001...........




  The accompanying notes are an integral part of these consolidated financial statements.

                    DATA TRANSLATION, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Fiscal Years Ended November 30,
                                                                      ------------------------------------
                                                                         2001         2000         1999
                                                                      -----------  -----------  ----------
Cash Flows from Operating Activities:
   Net (loss) income................................................. $(1,329,000) $(1,713,000) $  662,000
   Adjustments to reconcile net (loss) income to net cash (used in)
     provided by operating activities
   Depreciation and amortization.....................................     484,000      677,000     879,000
   Loss on disposal of equipment.....................................          --           --       6,000
   Reserve for doubtful accounts.....................................      23,000       12,000    (108,000)
Changes in current assets and liabilities:
   Accounts receivable...............................................     477,000       43,000    (164,000)
   Inventories.......................................................     253,000     (283,000)    (92,000)
   Prepaid expenses..................................................     154,000     (187,000)     21,000
   Accounts payable..................................................    (593,000)     804,000     390,000
   Accrued expenses..................................................     (51,000)    (254,000)    387,000
   Deferred income taxes.............................................          --       (3,000)         --
                                                                      -----------  -----------  ----------
          Net cash (used in) provided by operating activities........    (582,000)    (904,000)  1,981,000
                                                                      -----------  -----------  ----------
Cash Flows from Investing Activities:
   Purchases of property and equipment...............................     (64,000)    (324,000)   (679,000)
   Purchase of marketable securities.................................    (115,000)    (114,000)   (109,000)
   Maturity of marketable securities.................................     114,000      109,000          --
   Increase in other assets..........................................      (5,000)     (50,000)    (18,000)
                                                                      -----------  -----------  ----------
          Net cash used in investing activities......................     (70,000)    (379,000)   (806,000)
                                                                      -----------  -----------  ----------
Cash Flows from Financing Activities:
   Purchase of treasury stock........................................          --     (184,000)    (43,000)
   Proceeds from stock plans.........................................      64,000      255,000     128,000
   Proceeds from rights offering.....................................   1,446,000           --          --
                                                                      -----------  -----------  ----------
          Net cash provided by financing activities..................   1,510,000       71,000      85,000
Exchange Rate Effects................................................      19,000      (36,000)    (51,000)
                                                                      -----------  -----------  ----------
Net (decrease) increase in cash and cash equivalents.................     877,000   (1,248,000)  1,209,000
Cash and cash equivalents, beginning of year.........................   2,741,000    3,989,000   2,780,000
                                                                      -----------  -----------  ----------
Cash and cash equivalents, end of year............................... $ 3,618,000  $ 2,741,000  $3,989,000
                                                                      ===========  ===========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                    DATA TRANSLATION, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Background and Basis of Presentation

   Data Translation, Inc., formerly known as Data Translation II, Inc. (the "Company"), was incorporated in September 1996 as a wholly owned subsidiary of Media 100 Inc., formerly known as Data Translation, Inc. ("Parent"). The Company designs, develops and manufactures high performance data acquisition and imaging products for use with personal computers. The Company's principal products are digital signal processing boards and software, which receive analog signals, convert them to digital form and process the digital data.

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

2.  Summary of Significant Accounting Policies

  (a) Principles of Consolidation

   The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Data Translation Ltd., and Data Translation GmbH. All material intercompany accounts and transactions have been eliminated in consolidation.

  (b) Use of Estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  (c) Cash and Cash Equivalents

   Cash equivalents are carried at cost, which approximates market value, and have original maturities of less than three months. Cash equivalents include money market accounts, U.S. Treasury bills and repurchase agreements with overnight maturities.

   The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under this standard, the Company is required to classify all investments in debt and equity securities into one or more of the following three categories: held-to-maturity, available-for-sale or trading. The Company's marketable security as of November 30, 2001 matures in August 2002, and is classified as held-to-maturity as the Company has the positive intent and ability to hold to maturity. Accordingly, it is reported at amortized cost, which approximates fair market value. The Company's cash equivalents and marketable securities are invested in highly rated government securities and highly liquid money market funds.

                    DATA TRANSLATION, INC. AND SUBSIDIARIES

  (d) Inventories

   Inventories are stated at the lower of first-in, first-out ("FIFO") cost or market and consist of the following:

                                                               November 30,
                                                           ---------------------
                                                              2001       2000
                                                           ---------- ----------
Raw materials............................................. $  951,000 $1,006,000
Work-in-process...........................................    116,000    213,000
Finished goods............................................    257,000    358,000
                                                           ---------- ----------
                                                           $1,324,000 $1,577,000
                                                           ========== ==========

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

  (e) Depreciation and Amortization

   The Company provides for depreciation and amortization, using the straight-line method, by charges to operations in amounts that allocate the cost of the equipment and leasehold improvements over their following estimated useful lives:

       Description                                           Useful Lives
       -----------                                           ------------
       Machinery and equipment.............................. 3 to 5 years
       Furniture and fixtures...............................   7 years
       Vehicles.............................................   3 years

   Leasehold improvements are amortized over the shorter of their economic life or the life of the lease.

  (f) Property and Equipment

   Property and equipment are stated at cost, less accumulated depreciation and amortization, and consist of the following:

                                                         November 30,
                                                     ---------------------
                                                        2001       2000
                                                     ---------- ----------
     Machinery and equipment........................ $4,231,000 $4,265,000
     Furniture and fixtures.........................    148,000    148,000
     Vehicles.......................................     61,000     58,000
     Leasehold improvements.........................  1.019,000  1,006,000
                                                     ---------- ----------
                                                      5,459,000  5,477,000
     Less--Accumulated depreciation and amortization  4,990,000  4,587,000
                                                     ---------- ----------
                                                     $  469,000 $  890,000
                                                     ========== ==========

  (g) Other Assets

   Other assets includes long-term deposits and a non-controlling investment in the preferred stock of a privately-held company. The investment is carried at cost as of November 30, 2001 and 2000.

                    DATA TRANSLATION, INC. AND SUBSIDIARIES

  (h) Foreign Currency

   The Company translates the assets and liabilities of its foreign subsidiaries at the rates of exchange in effect at year-end. Revenues and expenses are translated using exchange rates in effect during the year. Gains and losses from foreign currency translation are credited or charged to "Cumulative translation adjustment" included in stockholders' investment in the accompanying consolidated balance sheets. Foreign currency transaction gains and losses are included in general and administrative expenses in the accompanying consolidated statements of operations. Foreign currency transaction gains and losses were not significant for the years ended November 30, 2001, 2000 or 1999.

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

  (j) Research and Development Costs

   The Company charges research and development costs to operations as incurred. However, in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, the Company capitalizes certain computer software development costs upon establishing technological feasibility. All such costs capitalized by the Company were fully amortized as of November 30, 1999, and no costs qualified for capitalization in 2001 or 2000. These costs are amortized on a straight-line basis over the lesser of two years or the economic life of the product. Amortization expense, included in cost of sales in the accompanying consolidated statements of operations, was $121,000 in 1999.

  (k) Concentration of Credit Risk

   SFAS No. 105, Disclosure of Information About Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance sheet risk and credit risk concentrations. The Company has no significant off-balance sheet risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements, or concentration of credit risk. Financial instruments that subject the Company to credit risk consist primarily of trade accounts receivable. As of November 30, 2001 and 2000, no individual customer accounted for greater than 10% of accounts receivable. For the years ended November 30, 2001, 2000 and 1999, no individual customer accounted for greater than 10% of revenues.

  (l) Disclosure About Fair Value of Financial Instruments

   SFAS No. 107, Disclosure About Fair Market Value of Financial Instruments, requires disclosure of estimated fair values for certain financial instruments. The Company's financial instruments include cash, marketable securities, accounts receivable and accounts payable. The carrying amounts of these financial instruments approximate their fair values due to their short-term nature.

                    DATA TRANSLATION, INC. AND SUBSIDIARIES

  (m) Stock-based Compensation

   The Company accounts for stock options issued to employees under Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 establishes a fair-value-based method of accounting for stock-based compensation plans.

   In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation-An Interpretation of Accounting Principles Board (APB) Opinion No. 25 (FIN 44). FIN 44 clarifies the application of APB Opinion No. 25, in certain situations, as defined. FIN 44 is effective July 1, 2000 but is retroactive for certain events occurring after December 15, 1998. The adoption of FIN 44 affected the accounting for stock options repriced during the fiscal year 1999 (see Note 4(g)).

   The Company accounts for stock options issued to non-employees in accordance with SFAS No. 123 and Emerging Issues Task Force (EITF) Issue No. 96-18, Accounting for Equity Instruments Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. The Company has issued options to purchase 15,000 common shares to non-employees. As of November 30, 2001, options to purchase 4,998 common shares were vested. As of November 30, 2001, 10,002 options are subject to vesting over the next two years. The Company will record the fair value of these invested options over the period that services are being provided.

  (n) Long-Lived Assets

   The Company follows the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived AssetsTo Be Disposed Of, and reviews its long-lived assets for impairment as events and circumstances indicate that the carrying amount of an asset may not be recoverable. Management believes that as of November 30, 2001 and 2000, none of the Company's long-lived assets was impaired.

  (o) Comprehensive Income (Loss)

   SFAS No. 130, Reporting Comprehensive Income, requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Comprehensive income (loss) consists of the net income
(loss) plus translation adjustments resulting from the consolidation of the Company's foreign operations (see Note 2 (h)) and is disclosed in the accompanying consolidated statements of stockholders' investment and comprehensive income (loss).

  (p) Disclosures about Segments of an Enterprise

   The Company adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, in the fiscal year ended November 30, 1999. SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate financial information is available for evaluation by the chief decision maker, or decision making group, in making decisions about how to allocate resources and assess performance. The Company's chief operating decision-maker, as defined under SFAS No. 131, is the chief executive officer (see Note 8).

                    DATA TRANSLATION, INC. AND SUBSIDIARIES

  (q) Derivatives

   In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and SFAS No. 138, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal quarters of fiscal year 2001. The Company adopted SFAS No. 133 in the fiscal year ended November 30, 2001. The adoption did not have any impact on the Company's financial statements or results of operations.

  (r) New Accounting Standards

   In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS No. 121 and certain accounting and reporting provisions of APB No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years.

   In July 2001, the FASB issued Statement of Financial Accounting Standards SFAS Nos. 141 Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting. SFAS 142 specifies how intangible assets that are acquired should be accounted for in financial statements upon their acquisition. In addition, under SFAS 142, goodwill and other indefinite--lived intangible assets are no longer amortized but are reviewed at least annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives (but with no maximum life).

   In November 2001, the FASB staff made an anouncement relating to the accounting for reimbursements received for out-of-pocket expenses. In accordance with this new guidance reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the statement of operations. The Company has historically accounted for the reimbursements received for out-of-pocket expenses incurred as a reduction to the cost of service revenues in the statement of operations to offset the costs incurred. The Company will adopt this new guidance in financial reporting periods beginning after November 30, 2001 and comparative financial statements for prior periods will be reclassified to comply with this guidance.

   The Company does not expect the adoption of these new pronouncements to have a material effect on its financial position, results of operations or cash flows.

3.  Net Income (Loss) Per Common Share

   The Company applies SFAS No. 128, Earnings Per Share. This statement establishes standards for computing and presenting earnings per share and applies to entities with publicly traded common stock or potential common stock. Basic earnings per share is determined by dividing net income (loss) by the weighted average common shares outstanding during the period. Diluted earnings per share is determined by dividing net income (loss) by diluted weighted average shares outstanding. Diluted weighted average shares reflects the dilutive effect, if any, of potential common stock. Potential common stock includes options to purchase common stock to the extent their effect is dilutive. Basic net loss per share is the same as diluted net loss per share for the years ended November 30, 2001 and 2000, as the effects of the potential common stock are antidilutive.

                    DATA TRANSLATION, INC. AND SUBSIDIARIES

   A reconciliation of basic and diluted weighted average shares outstanding is as follows:

                                                    Years Ended November 30,
                                                  -----------------------------
                                                    2001      2000      1999
                                                  --------- --------- ---------
Basic weighted average shares outstanding........ 2,579,000 2,205,000 2,123,000
Weighted average common equivalent shares........        --        --   109,000
                                                  --------- --------- ---------
Diluted weighted average shares outstanding...... 2,579,000 2,205,000 2,232,000
                                                  ========= ========= =========

   Diluted weighted average shares outstanding do not include approximately 10,578, 146,759, and 14,100 shares of potential common stock, calculated using the treasury stock method, for the years ended November 30, 2001, 2000 and 1999, respectively, as their effect would be antidilutive.

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

  (b) Rights Offering

   The Company commenced a rights offering of up to 2,325,614 shares of common stock to its existing stockholders at a subscription price of $1.25 per share on July 26, 2001. Each holder of common stock of record as of July 25, 2001, was entitled to receive one right for each share of common stock held as of such date. Stockholders who fully exercised their basic subscription rights also had over-subscription privileges. The subscription period for the rights offering expired at on August 14, 2001. As of the expiration date of the rights offering, the holders of the rights had subscribed for an aggregate of 1,238,269 shares of common stock for total net proceeds to the Company of approximately $1,446,000.

  (c) Employee Stock Purchase Plan

   In December 1996, the Company established an Employee Stock Purchase Plan (the "ESPP") which permits the eligible employees of the Company and its subsidiaries to purchase shares of the Company's common stock, at 85% of the Company's closing market price on either the first day or last day of the applicable six-month period, whichever is lower. Employees may participate in the ESPP through regular monthly payroll deductions of up to 10% of their pre-tax gross salary. Subject to adjustment for stock splits, stock dividends and similar events, a maximum of 150,000 shares of common stock may be issued under the ESPP. Through November 30, 2001, 144,550 shares of common stock have been purchased under the ESPP.

                    DATA TRANSLATION, INC. AND SUBSIDIARIES

  (d) Stock Option Plans

  Replacement Stock Option Plan

   Effective December 2, 1996, the Company's Board of Directors adopted the Company's Replacement Stock Option Plan (the "Replacement Plan"). The Replacement Plan provided for the issuance of options to purchase shares of the Company's common stock (the "Replacement Options") to holders of options to purchase shares of Parent Stock that were granted under Parent Plans and which were outstanding on the Distribution Date (the "Parent Options") as part of an adjustment to the Parent Options. The Company has authorized the issuance of up to 275,000 shares of the Company's common stock under the Replacement Plan, of which options for 264,794 shares of common stock were granted as of November 30, 2001. No additional options may be granted under the Replacement Plan.

   It was intended that Replacement Options issued to employees of the Company ("Transferred Employees") in respect of Parent Options that qualified as incentive stock options (ISO's) shall continue to qualify as ISO's pursuant to
Section 424(a) of the Code. Replacement Options that do not qualify as ISO's will be nonqualified stock options.

   1996 Stock Option Plan

   In December 1996, the Company adopted the 1996 Stock Option Plan (the "1996 Plan") for its key employees, directors and others, which permits the grant of stock options as approved by the Company's Board of Directors (the Board). Under the 1996 Plan, 1,500,000 shares of common stock have been reserved for issuance. At the discretion of the Board, options granted pursuant to the 1996 Plan may be ISO's as defined by the Code provided that the exercise price of the stock option is not less than 100% of the fair market value of the Company's common stock. The Board will determine the exercise price of stock options granted and when the options will vest and expire, but in no event will the option period exceed 10 years. As of November 30, 2001, 1,253,405 shares of common stock were available for future issuance under the 1996 Plan.

   All of the Company's stock options granted to employees during 2001, 2000 and 1999 were granted with exercise prices equal to the fair market value of the Company's common stock. As a result, in accordance with APB Opinion No. 25, no stock-based compensation was recorded in connection with these options.

                    DATA TRANSLATION, INC. AND SUBSIDIARIES

   The stock option activity under the Replacement Plan and the 1996 Plan for the three years ended November 30, 2001 is as follows:

                                        Number of Exercise Price  Weighted Avg
                                         Shares       Range      Exercise Price
                                        --------- -------------- --------------
 Outstanding, November 30, 1998........  394,730    0.61-- 5.08       3.03
    Granted............................  396,450    1.50-- 5.53       3.11
    Exercised..........................  (53,228)   0.61-- 4.11       2.03
    Expired/canceled................... (238,040)   0.97-- 5.08       2.51
                                        --------   ------------      -----
 Outstanding, November 30, 1999........  499,912    1.44-- 5.53       3.24
    Granted............................  598,650    2.94-- 8.88       6.21
    Exercised..........................  (86,572)   1.44-- 5.08       2.25
    Expired/canceled................... (183,796)   1.44-- 8.88       6.15
                                        --------   ------------      -----
 Outstanding, November 30, 2000........  828,194    1.50-- 8.88       5.81
    Granted............................   15,300    1.50-- 2.50       1.96
    Exercised..........................      200    1.50-- 1.50       1.50
    Expired/canceled................... (218,914)   1.50-- 7.75       4.94
                                        --------   ------------      -----
 Outstanding, November 30, 2001........  624,780   $1.50--$8.88      $4.81
                                        ========   ============      =====
 Exercisable, November 30, 1999........   54,388   $1.44--$5.53      $2.68
                                        ========   ============      =====
 Exercisable, November 30, 2000........  204,042   $1.50--$8.88      $4.53
                                        ========   ============      =====
 Exercisable, November 30, 2001........  347,313   $1.50--$8.88      $4.81
                                        ========   ============      =====

  (e)  Stock-based Compensation

   The Company has computed the pro forma disclosures required under SFAS No. 123 for all stock option grants during the years ended November 30, 2001, 2000 and 1999 using the Black-Scholes option pricing model prescribed by SFAS No.
123. The assumptions used in 2001, 2000 and 1999 are as follows: dividend yield of 0% for all years; expected volatility of 62%, 77% and 96%, risk-free interest rates of 3.91%-5.17%, 5.42%-6.69% and 4.48%-5.92% and expected lives of five, five and six years, respectively. The weighted average grant date fair value of options granted during 2001, 2000 and 1999 was $1.96, $6.21 and $3.11, respectively. The weighted average remaining contractual life of outstanding options at November 30, 2001 was 3.5 years.

   Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have been the following pro forma amounts:

                                                        Years Ended November 30,
                                                   ----------------------------------
                                                      2001         2000        1999
                                                   -----------  -----------  --------
Net (loss) income:
   As reported.................................... $(1,329,000) $(1,713,000) $662,000
   Pro forma...................................... $(1,985,000) $(2,557,000) $292,000

Basic net (loss) income per common and potential
 common share outstanding:
   As reported.................................... $     (0.52) $     (0.78) $   0.31
   Pro forma...................................... $     (0.77) $     (1.16) $   0.14

Diluted net (loss) income per common and potential
 common share outstanding:
   As reported.................................... $     (0.52) $     (0.78) $   0.30
   Pro forma...................................... $     (0.77) $     (1.16) $   0.13

                    DATA TRANSLATION, INC. AND SUBSIDIARIES

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

  (f) Stock Buyback Plan

   On June 22, 2000, the Company announced that its Board had approved the purchase of up to $250,000 of its shares of common stock over the remainder of the calendar year. Purchases were made at prevailing prices as market conditions and cash availability permitted. As of December 31, 2000, the Company had completed the programs and repurchased 41,465 and 15,000 shares of its common stock under the 2000 and a 1999 stock buyback plans, respectively, for an aggregate purchase price of $227,000, which is classified as treasury stock in the accompanying consolidated statements of stockholders' investment and comprehensive income (loss).

  (g) Stock Option Repricing

   On December 16, 1998, the Company's Board authorized the repricing of employee options to purchase 100,000 shares of common stock from an exercise price of $3.00 per share to an exercise price of $1.50 per share, which represented the fair market value of the Company's common stock on the date of repricing. These options are subject to variable plan accounting, as defined in FIN 44 (see Note 2(m)). There were no charges required during fiscal 2001 or 2000 because the exercise price of the variable stock options exceeded the Company's stock price. As of November 30, 2001, 66,667 options, were still outstanding and are subject to variable plan accounting through the earlier of the exercise or termination of the options.

5.  Employee Savings Plan

   In December 1996, the Company established the Employee Savings Plan (the Savings Plan). In the event the Company is profitable, the Savings Plan provides for annual Company contributions of up to 15% of the first 6% of total salary per participant. These contributions vest immediately. Contributions to the Savings Plan charged to operations in 2001, 2000 and 1999 were $0, $30,000 and $26,000, respectively.

6.  Commitments and Contingencies

  (a) Lease Commitments

   The Company has operating lease agreements expiring in December 2009 for a building and property owned by a related party trust. The agreements require the Company to pay aggregate minimum annual rental payments plus other expenses of the lessor on a net basis. Total rental expense charged to operations on these leases included in the accompanying consolidated statements of operations, net of sub-lease and rent allocations, was approximately $216,000, $243,000 and $254,000 for the years ended November 30, 2001, 2000 and 1999, respectively.

                    DATA TRANSLATION, INC. AND SUBSIDIARIES

   In addition, the Company leases sales facilities and equipment under leases expiring through 2005. Rent expense, net of sub-lease agreements totaled $123,000 $189,000 and $152,000 in the years ended November 30, 2001, 2000 and
1999, respectively. Future minimum lease payments, net of sub-lease payments to be received, under all operating leases are as follows:

                  Fiscal Years Ending November 30,   Amount
                  -------------------------------- ----------
                  2002............................ $  629,000
                  2003............................  1,067,000
                  2004............................  1,131,000
                  2005............................  1,131,000
                  2006............................  1,366,000
                  Thereafter......................  3,900,000
                                                   ----------
                     Total minimum lease payments. $9,224,000
                                                   ==========

  (b) Contingencies

   From time to time, the Company is involved in disputes and/or litigation encountered in its normal course of business. The Company does not believe that the ultimate impact of the resolution of such matters will have a material adverse effect on the Company's financial statements.

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

   The components of the income tax provision are approximately as follows:

                                     Fiscal Years Ended
                                        November 30,
                                     ------------------
                                     2001  2000  1999
                                     ----  ---- -------
                         Federal:
                            Current. $ --  $ -- $32,000
                                     ====  ==== =======

   The difference between the combined federal and state statutory tax rate of 40% and the effective tax rate during 1999 is due to the Company's use of federal and state net operating loss carryforwards. At November 30, 2001, the Company had approximately $10,266,000 of federal and state net operating loss carryforwards available to offset future taxable income, which expire in varying amounts through 2021. Due to the uncertainty surrounding the timing of realizing the benefits of its favorable tax attributes in future income tax returns, the Company has placed a full valuation allowance against its otherwise recognizable deferred tax assets at November 30, 2001 and 2000.

                    DATA TRANSLATION, INC. AND SUBSIDIARIES

   The approximate income tax effect of each type of temporary difference and carryforward is as follows:

                                                            November 30,
                                                      ------------------------
                                                         2001         2000
                                                      -----------  -----------
Net operating loss carryforwards..................... $ 4,184,000  $ 3,463,000
Depreciation.........................................     820,000      193,000
Nondeductible accruals...............................     575,000      541,000
Less--valuation allowance............................  (5,529,000)  (4,197,000)
                                                      -----------  -----------
   Net deferred tax asset (liability)................ $        --  $        --
                                                      ===========  ===========

8.  Segment and Geographic Information

  (a) Segment Reporting

   The Company's reportable segments are Core and Commercial. The Core segment is composed of the imaging and data acquisition business that consists of plug-in cards and Microsoft(R) Windows(R)-based software that provide an integrated, high performance system solution to the general scientific and measurement marketplace. The Commercial segment is a business that consists of plug-in video capture card; Broadway, which is a high-performance video capture and encoding system for Microsoft(R) Windows(R) 98 and Microsoft(R) Windows(R) NT personal computers. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on revenues and operating margin. Revenues are attributed to geographic areas based on where the customer is located. Segment information for the years ended November 30, 2001, 2000 and 1999 is as follows:

                                                Core     Commercial    Total
                                             ----------- ---------- -----------
 Fiscal 2001
 Revenues from unaffiliated customers....... $13,780,000 $1,105,000 $14,885,000
 Cost of revenue............................   6,331,000    559,000   6,890,000
 Research and development...................   2,358,000      9,000   3,050,000
                                             ----------- ---------- -----------
 Operating margin(1)........................ $ 4,408,000 $  537,000 $ 4,945,000
                                             =========== ========== ===========

 Fiscal 2000
 Revenues from unaffiliated customers....... $13,998,000 $1,926,000 $15,924,000
 Cost of revenue............................   6,638,000    952,000   7,590,000
 Research and development...................   2,830,000    201,000   3,031,000
                                             ----------- ---------- -----------
 Operating margin(1)........................ $ 4,530,000 $  773,000 $ 5,303,000
                                             =========== ========== ===========

 Fiscal 1999
 Revenues from unaffiliated customers....... $14,221,000 $2,033,000 $16,254,000
 Cost of revenue............................   5,991,000  1,057,000   7,048,000
 Research and development...................   2,312,000    257,000   2,569,000
                                             ----------- ---------- -----------
 Operating margin(1)........................ $ 5,918,000 $  719,000 $ 6,637,000
                                             =========== ========== ===========

--------
(1) The operating margins reported reflect only the expenses of the line of business and do not represent the actual margins for each operating segment since they do not contain an allocation for selling and marketing, general and administrative, development and other corporate expenses incurred in support of the line of business.

                    DATA TRANSLATION, INC. AND SUBSIDIARIES

   Profit (Loss) Reconciliation:

                                                         Fiscal Years Ended November 30,
                                                      -------------------------------------
                                                         2001         2000         1999
                                                      -----------  -----------  -----------
Total operating margin for reportable segments....... $ 4,945,000  $ 5,303,000  $ 6,637,000
Selling and marketing expenses.......................  (4,627,000)  (5,113,000)  (4,100,000)
General and administrative expenses..................  (1,723,000)  (2,017,000)  (1,943,000)
Interest income......................................      76,000      114,000      100,000
                                                      -----------  -----------  -----------
   (Loss) income before provision for income taxes... $(1,329,000) $(1,713,000) $   694,000
                                                      ===========  ===========  ===========

  (b) Geographic Information

                                                                     United
                                                      United States  Kingdom     Germany   Eliminations Consolidated
                                                      ------------- ----------  ---------- ------------ ------------
Fiscal 2001
Sales to unaffiliated customers(1)...................  $11,414,000  $1,455,000  $2,016,000 $        --  $14,885,000
Sales or transfers between geographic areas..........    1,677,000          --          --  (1,677,000)          --
                                                       -----------  ----------  ---------- -----------  -----------
Total net sales......................................  $13,091,000  $1,455,000  $2,016,000 $(1,677,000) $14,885,000
                                                       ===========  ==========  ========== ===========  ===========
(Loss) income from continuing operations before
  provision for income taxes.........................  $(1,396,000) $    6,000  $   72,000 $   (11,000) $(1,329,000)
                                                       ===========  ==========  ========== ===========  ===========
Property and equipment...............................  $   420,000  $   44,000  $   18,000 $   (13,000) $   469,000
                                                       ===========  ==========  ========== ===========  ===========

Fiscal 2000
Sales to unaffiliated customers(1)...................  $12,277,000  $1,342,000  $2,305,000 $        --  $15,924,000
Sales or transfers between geographic areas..........    1,818,000          --          --  (1,818,000)          --
                                                       -----------  ----------  ---------- -----------  -----------
Total net sales......................................  $14,095,000  $1,342,000  $2,305,000 $(1,818,000) $15,924,000
                                                       ===========  ==========  ========== ===========  ===========
(Loss) income from continuing operations before
  provision for income taxes.........................  $(1,628,000) $ (104,000) $   27,000 $    (8,000) $(1,713,000)
                                                       ===========  ==========  ========== ===========  ===========
Property and equipment...............................  $   819,000  $   62,000  $   23,000 $   (14,000) $   890,000
                                                       ===========  ==========  ========== ===========  ===========

Fiscal 1999
Sales to unaffiliated customers(1)...................  $12,136,000  $1,529,000  $2,589,000 $        --  $16,254,000
Sales or transfers between geographic areas..........    1,835,000          --          --  (1,835,000)          --
                                                       -----------  ----------  ---------- -----------  -----------
Total net sales......................................  $13,971,000  $1,529,000  $2,589,000 $(1,835,000) $16,254,000
                                                       ===========  ==========  ========== ===========  ===========
Income (loss) from continuing operations before
  provision for income taxes.........................  $   673,000  $   68,000  $   68,000 $  (115,000) $   694,000
                                                       ===========  ==========  ========== ===========  ===========
Property and equipment...............................  $ 1,163,000  $   76,000  $   17,000 $   (13,000) $ 1,243,000
                                                       ===========  ==========  ========== ===========  ===========

--------
(1) Foreign sales from the United States to unaffiliated customers for the years ended November 30, 2001, 2000 and 1999 were approximately $2,700,000, $3,522,000 and $3,309,000, respectively.

                    DATA TRANSLATION, INC. AND SUBSIDIARIES

9.  Accrued Expenses

   Accrued expenses consist of the following:

                                                            November 30,
                                                        ---------------------
                                                           2001       2000
                                                        ---------- ----------
  Payroll and related taxes............................ $  244,000 $  585,000
  Fringe benefits......................................    286,000    356,000
  Marketing............................................    205,000     72,000
  Other................................................  1,109,000    882,000
                                                        ---------- ----------
                                                        $1,844,000 $1,895,000
                                                        ========== ==========

10.  Valuation and Qualifying Accounts

   The following table sets forth activity in the Company's reserve for doubtful accounts:

                                            Beginning Cost and             End of
                                             of Year  Expense  Deductions   Year
                                            --------- -------- ---------- --------
For the Year Ended November 30, 1999....... $397,000  $36,000   $144,000  $289,000
For the Year Ended November 30, 2000....... $289,000  $12,000   $ 24,000  $277,000
For the Year Ended November 30, 2001....... $277,000  $15,000   $ 38,000  $254,000

11.  Selected Quarterly Information (Unaudited)

  For the Fiscal Quarters Ended:

                                            February 28, May 31, August 31, November 30,
                                            ------------ ------- ---------- ------------
                                               (In thousands, except per share data)
2001
Net sales..................................    $4,186    $3,998    $3,648      $3,053
Gross profit...............................     2,377     2,271     1,799       1,548
Loss from operations.......................       (79)     (192)     (687)       (447)
Net loss...................................       (53)     (176)     (672)       (428)
Basic and diluted loss per share...........    $(0.02)   $(0.08)   $(0.29)     $(0.12)

2000
Net sales..................................    $3,902    $3,959    $3,968      $4,095
Gross profit...............................     2,204     2,081     2,045       2,005
Loss from operations.......................        (1)     (417)     (596)       (813)
Net loss...................................        24      (384)     (567)       (785)
Basic and diluted loss per share...........    $ 0.01    $(0.17)   $(0.26)     $(0.35)

1999
Net sales..................................    $3,857    $4,079    $4,061      $4,257
Gross profit...............................     2,186     2,347     2,307       2,366
Loss from operations.......................        74       132       153         235
Net income.................................       102       156       177         227
Basic net income per share.................    $ 0.05    $ 0.07    $ 0.08      $ 0.11
Diluted net income (loss) per share........    $ 0.05    $ 0.07    $ 0.08      $ 0.10

                    DATA TRANSLATION, INC. AND SUBSIDIARIES

12.  Subsequent Events

   On February 21, 2002, the Company announced to certain holders of outstanding options to purchase Data Translation common stock an offer to cancel their outstanding options in exchange for new options to purchase the same number of shares covered by the options tendered for exchange. The new options would not be issued for a period of about six months and one day after the cancellation of the existing options and will have an exercise price per share equal to the fair market value of the Company's common stock on the date of issuance. This offer is voluntary and must be accepted by individual option holders in writing no later than March 22, 2002. All options currently outstanding under the 1996 Stock Option Plan with an exercise price equal to or greater than $4.00 per share are eligible for exchange. In addition, the option holder must continue to be an employee of the Company on the date of grant of the new options. One third of the new options will be vested as of the date of issuance and the remaining new options will vest every six months over a period of two years from the date of issuance.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   None.

                                   PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

   Directors. The information appearing under the caption "Nomination and Election of Directors" in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on April 23,2002 (the "Proxy Statement") is incorporated herein by reference.

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

Item 14.  Financial Statements and Exhibits.

   (a) Financial Statements. The Index to Consolidated Financial Statements appears at page 15 of this Form 10-KSB.

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


 3.1   Certificate of Incorporation of Registrant(1)

 3.2   By-laws of Registrant(1)

 4.1   Specimen Stock Certificate of Common Stock (See also Exhibits 3.1 and 3.2)(1)

10.1   Distribution Agreement dated as of November 19, 1996 with Media 100 Inc.(2)

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

10.8   Replacement Stock Option Plan(8)

10.9*  Software Bundling Master License Agreement(1)

10.10* Distribution Agreement dated June 26, 1996 by and between Data Translation, Inc. and DS
         Datenverarbeitung und Sensortechnik GmbH(1)

21     List of Subsidiaries of the Registrant

23.1   Consent of Arthur Andersen LLP

--------
 * Certain portions have been omitted and filed separately with the Securities and Exchange Commission.
(1) Incorporated herein by reference to the Company's Registration Statement on Form 10 (No. 000-21367) filed with the Securities and Exchange Commission on November 26, 1996
(2) Incorporated herein by reference to Exhibit 10.8.1 to the 1996 Annual Report on Form 10-K of Media 100 Inc. (File No. 0- 14779) filed with the Securities and Exchange Commission on February 28, 1997
(3) Incorporated herein by reference to Exhibit 10.8.2 to the 1996 Annual Report on Form 10-K of Media 100 Inc. (File No. 0- 14779) filed with the Securities and Exchange Commission on February 28, 1997
(4) Incorporated herein by reference to Exhibit 10.8.3 to the 1996 Annual Report on Form 10-K of Media 100 Inc. (File No. 0- 14779) filed with the Securities and Exchange Commission on February 28, 1997
(5) Incorporated herein by reference to Exhibit 10.8.4 to the 1996 Annual Report on Form 10-K of Media 100 Inc. (File No. 0- 14779) filed with the Securities and Exchange Commission on February 28, 1997
(6) Incorporated herein by reference to the Company's Registration Statement on Form S-8 (No. 333-16855) filed with the Securities and Exchange Commission on November 26, 1996
(7) Incorporated herein by reference to the Company's Registration Statement on Form S-8 (No. 333-16857) filed with the Securities and Exchange Commission on November 26, 1996
(8) Incorporated herein by reference to the Company's Registration Statement on Form S-8 (No. 333-16859) filed with the Securities and Exchange Commission on November 26, 1996

                                  SIGNATURES

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

Date:  February 28, 2002

   Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

          Signature                       Title                   Date
          ---------                       -----                   ----

/s/  ALFRED A. MOLINARI, JR.  Chief Executive Officer and   February 28, 2002
-----------------------------   Chairman
   Alfred A. Molinari, Jr.

   /s/  MICHAEL A. DIPOTO     VP Finance and CFO            February 28, 2002
-----------------------------
      Michael A. DiPoto

   /s/  DR. DAVID CYGANSKI    Director                      February 28, 2002
-----------------------------
     Dr. David Cyganski

      /s/  D'ANNE HURD        Director                      February 28, 2002
-----------------------------
         D'Anne Hurd

      /s/  ELLEN HARPIN       VP, Engineering and Director  February 28, 2002
-----------------------------
        Ellen Harpin

                                 EXHIBIT INDEX

                 Exhibit
                 Number  Document Description
                 ------  --------------------
                  21     List of Subsidiaries of the Registrant
                  23.1   Consent of Arthur Andersen LLP