Form 10QSB
period 2002-02-28
DATA TRANSLATION INC /NEW/
filed 2002-04-15
CIK 1022693

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended:    February 28, 2002
                                                     -----------------

                                       or

         [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934

            For The Transition Period From           To
                                            -------      -------

                         Commission File Number: 0-21367

                             DATA TRANSLATION, INC.
          -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                 04-3332230
  --------------------------------       ---------------------------------------
  (State or other jurisdiction of         I.R.S. Employer Identification Number)
   organization or incorporation)

                                 100 Locke Drive
                             Marlboro, Massachusetts
          ----------------------------------------------------------------
                    (Address of principal executive offices)

                                      01752
          ----------------------------------------------------------------
                                   (Zip code)

                                 (508) 481-3700
          ----------------------------------------------------------------
              (Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X      No
                                                             -----      -----


As of March 31, 2002 there were 3,511,312 shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format (check one):  Yes        No  X
                                                                -----    -----

                     DATA TRANSLATION, INC. AND SUBSIDIARIES



                                      INDEX
                                      -----

                                                                        Page No.
                                                                        --------
 Part I - Financial Information:
    Consolidated Balance Sheets as of February 28, 2002 and
        November 30, 2001 ...................................................  3

    Consolidated Statements of Operations for the Three Months
        Ended February 28, 2002 and February 28, 2001........................  4

    Consolidated Statements of Cash Flows for the Three Months
        Ended February 28, 2002 and February 28, 2001........................  5

    Notes to Consolidated Financial Statements...............................  6

    Management's Discussion and Analysis of
        Financial Condition and Results of Operations........................ 10

    Signature................................................................ 13

PART I.  FINANCIAL INFORMATION

                     DATA TRANSLATION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                                  February 28,       November 30,
                                                                                      2002               2001
                                                                                  ------------       ------------
Current Assets:
               Cash and cash equivalents                                          $  3,549,000       $  3,618,000
               Marketable securities                                                   115,000            115,000
               Accounts receivable, net of reserves of
                 $248,000 and $273,000 in 2002 and 2001, respectively                1,501,000          1,480,000
               Inventories                                                           1,369,000          1,324,000
               Prepaid expenses                                                        395,000            390,000
                                                                                  ------------       ------------
                    Total current assets                                             6,929,000          6,927,000

Equipment and Leasehold Improvements, net                                              393,000            469,000

Other Assets, net                                                                       26,000             77,000
                                                                                  ------------       ------------

Total Assets                                                                      $  7,348,000       $  7,473,000
                                                                                  ============       ============


Current Liabilities:
               Accounts payable                                                   $    999,000       $    857,000
               Accrued expenses                                                      1,865,000          1,844,000
                                                                                  ------------       ------------
                    Total current liabilities                                        2,864,000          2,701,000

Stockholders' Investment:
               Preferred Stock, $.01 par value,
                  Authorized - 5,000,000 shares; none issued                              --                 --
               Common Stock, $.01 par value,
                  Authorized - 30,000,000 shares; 3,568,412 shares issued in
                  2002 and 2001; 3,511,947 shares outstanding in 2002 and
                  2001 respectively                                                     36,000             36,000
               Treasury Stock, common, at cost-
                  56,465 shares in 2002 and 2001                                      (227,000)          (227,000)
               Capital in excess of par value                                       14,643,000         14,642,000
               Accumulated deficit                                                  (9,911,000)        (9,611,000)
               Cumulative translation adjustment                                       (57,000)           (68,000)
                                                                                  ------------       ------------

                    Total stockholders' investment                                   4,484,000          4,772,000
                                                                                  ------------       ------------

Total Liabilities and Stockholders' Investment                                    $  7,348,000       $  7,473,000
                                                                                  ============       ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     DATA TRANSLATION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     Three Months Ended
                                               February 28,      February 28,
                                                   2002              2001
                                               -----------       -----------
Net sales                                      $ 2,769,000       $ 4,187,000

Cost of sales                                    1,323,000         1,810,000
                                               -----------       -----------

     Gross profit                                1,446,000         2,377,000

Research and development expenses                  640,000           771,000
Selling and marketing expenses                     732,000         1,226,000
General and administrative expenses                383,000           459,000
                                               -----------       -----------

     Loss from operations                         (309,000)          (79,000)

Interest income                                     10,000            26,000
                                               -----------       -----------

     Net loss                                  $  (299,000)      $   (53,000)
                                               ===========       ===========

Basic and diluted net loss per share           $     (0.09)      $     (0.02)
                                               ===========       ===========

Basic and diluted weighted average number
     of common shares outstanding                3,511,000         2,244,000
                                               ===========       ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     DATA TRANSLATION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                  Three Months Ended
                                                                            February 28,      February 28,
                                                                                2002              2001
                                                                            -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                  $  (299,000)      $   (53,000)
  Adjustments to reconcile net loss to
   net cash used in operating activities-
                     Depreciation and amortization                               74,000           144,000
                     Change in current assets and liabilities-

                       Accounts receivable                                      (21,000)         (269,000)
                       Inventories                                              (45,000)         (150,000)
                       Prepaid expenses                                          (5,000)           99,000
                       Accounts payable                                         142,000              --
                       Accrued expenses                                         (21,000)
                                                                                                   81,000
                                                                            -----------       -----------

                     Net cash used in operating activities                     (134,000)         (310,000)
                                                                            -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
                     Purchases of equipment and leasehold improvements           (6,000)          (59,000)
                     Purchases of marketable securities                        (115,000)         (115,000)
                     Maturity of marketable securities                          115,000           114,000
                     Decrease ( Increase) in other assets                        51,000            (2,000)
                                                                            -----------       -----------

                     Net cash provided by investing activities                   45,000           (62,000)
                                                                            -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
                     Proceeds from stock plans                                     --              41,000


                                                                            -----------       -----------

                    Net cash provided by financing activities                      --              41,000
                                                                            -----------       -----------

EXCHANGE RATE EFFECTS                                                            20,000            38,000
                                                                            -----------       -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            (69,000)         (293,000)
CASH AND CASH EQUIVALENTS, beginning of period                                3,618,000         2,741,000
                                                                            -----------       -----------
CASH AND CASH EQUIVALENTS, end of period                                      3,549,000         2,448,000
                                                                            ===========       ===========

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

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the latest audited financial statements of Data Translation, Inc. and its subsidiaries (the "Company"), which are contained in the Company's 2001 Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on February 28, 2002.

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

        The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under this standard, the Company is required to classify all investments in debt and equity securities into one or more of the following three categories: held-to-maturity, available-for-sale or trading. The Company's marketable securities mature in August 2002 and are classified as held-to-maturity as the Company has the positive intent and ability to hold to maturity. Marketable securities are reported at amortized cost, which approximates fair market value. The Company's cash equivalents and marketable securities are invested in highly rated government securities.

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

        The Company's reportable segments are Core and Commercial(TM). The Core segment is composed of the data acquisition, imaging and machine vision business which consists of plug-in cards and Windows-based software that provide an integrated, high performance system solution to the general scientific and industrial, test and measurement marketplace. The commercial segment is composed of a plug-in video capture card, Broadway, which is a high-performance video capture and encoding system for Windows 98 and Windows NT PCs. The accounting policies of the segments are the same as those described in the summary of significant accounting policies contained in the Company's 2001 Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on February 28, 2002. The Company evaluates performance based on revenues and operating margin. Revenues are attributed to geographic areas based on where the customer is located. Segment information for the three months ended February 28, 2002 and 2001 is as follows:


                                                            Core        Commercial        Total
                                                        ----------      ----------      ----------
For the three months ended February 28, 2002:

Revenues from unaffiliated customers ..............      $2,519,000      $  250,000      $2,769,000
Cost of  sales ....................................       1,206,000         117,000       1,323,000
Research and development ..........................         635,000           5,000         640,000
                                                         ----------      ----------      ----------
Operating margin (1) ..............................      $  678,000      $  128,000      $  806,000
                                                         ==========      ==========      ==========
For the three months ended February 28, 2001:
Revenues from unaffiliated customers ..............      $3,867,000      $  320,000      $4,187,000
Cost of sales .....................................       1,653,000         157,000       1,810,000
Research and development ..........................         768,000           3,000         771,000
                                                         ----------      ----------      ----------
Operating margin (1) ..............................      $1,446,000      $  160,000      $1,606,000
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

     Loss Reconciliation:

                                                                   Three Months Ended
                                                             February 28,      February 28,
                                                                 2002              2001
                                                             -----------       -----------
Total operating margin for reportable segments ........      $   806,000       $ 1,606,000
Selling and marketing expenses ........................         (732,000)       (1,226,000)
General and administrative expenses ...................         (383,000)         (459,000)
Interest income .......................................           10,000            26,000
                                                             -----------       -----------
             Net loss .................................      $  (299,000)      $   (53,000)
                                                             ===========       ===========

      (b) Geographic Information

                                                                       United
                                                  United States       Kingdom         Germany        Eliminations    Consolidated
                                                   -----------      -----------     -----------      -----------      -----------
For the three months ended February 28, 2002:
Sales to unaffiliated customers (1) ............   $ 2,118,000      $   302,000     $   349,000      $      --        $ 2,769,000
Sales or transfers between geographic areas ....       281,000             --              --           (281,000)            --
                                                   -----------      -----------     -----------      -----------      -----------
Total net sales ................................   $ 2,399,000      $   302,000     $   349,000      $  (281,000)     $ 2,769,000
                                                   ===========      ===========     ===========      ===========      ===========
Net loss .......................................   $  (249,000)     $    (8,000)    $   (23,000)     $   (19,000)     $  (299,000)
                                                   ===========      ===========     ===========      ===========      ===========

Property and equipment .........................   $   353,000      $    38,000     $    14,000      $   (12,000)     $   393,000
                                                   ===========      ===========     ===========      ===========      ===========

For the three months ended February 28, 2001:
Sales to unaffiliated customers (1) ............   $ 3,180,000      $   417,000     $   590,000      $      --        $ 4,187,000
Sales or transfers between geographic areas ....       511,000             --              --           (511,000)            --
                                                   -----------      -----------     -----------      -----------      -----------
Total net sales ................................   $ 3,391,000      $   417,000     $   590,000      $  (511,000)     $ 4,187,000
                                                   ===========      ===========     ===========      ===========      ===========
Net loss .......................................   $  (135,000)     $    38,000     $    44,000      $      --        $   (53,000)
                                                   ===========      ===========     ===========      ===========      ===========
Property and equipment .........................   $   735,000      $    58,000     $    25,000      $   (13,000)     $   805,000
                                                   ===========      ===========     ===========      ===========      ===========


Foreign sales from the United States to unaffiliated customers for the three months ended February 28, 2002 and 2001 were approximately $512,000, and $816,000, respectively.

5.  Inventories

        Inventories are stated at the lower of first-in, first-out (FIFO) cost or market and consist of the following:

                                   February 28,    November 30,
                                        2002           2001
                                    ----------     ----------
            Raw material ......     $  942,000     $  951,000
            Work-in-process....        183,000        116,000
            Finished goods.....        244,000        257,000
                                    ----------     ----------
                                    $1,369,000     $1,324,000
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

6.  Net Loss Per Common Share

        Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. The dilutive effect of potential common stock, consisting of outstanding stock options, is determined using the treasury stock method in accordance with SFAS
128. Diluted net loss per share for the three months ended February 28, 2002 and February 28, 2001 is the same as basic net loss per share since the inclusion of the potential common stock equivalents would be antidilutive due to the losses in all periods presented. As of February 28, 2002 and 2001, 0 and 29,000 common equivalent shares respectively, have been excluded from the calculation of diluted earnings per share.

7.  Stockholder's Investment

        In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation-An Interpretation of APB Opinion No. 25. The interpretation clarifies the application of Opinion 25 in certain situations, as defined. The interpretation became effective on July 1, 2000, and covers certain events that occur after December 15, 1998. The effects of applying this interpretation should be recognized on a prospective basis from the effective date. On December 16, 1998, the Company's board authorized the repricing of employee options to purchase 100,000 shares of common stock from an exercise price of $3.00 per share to an exercise price of $1.50 per share, which represented the fair market value of the Company's common stock on the date of repricing. As of February 28, 2002, 66,667 options were still outstanding and are subject to variable plan accounting through the earlier of the exercise or termination of the options. There was no effect on earnings during the first quarter of fiscal 2002.

        On February 21, 2002, the Company announced an offer to certain holders of outstanding options to purchase Data Translation common stock the opportunity to exchange and cancel their outstanding options to purchase shares of Data Translation common stock for new options to purchase the same number of shares covered by the options tendered for exchange. This offer is voluntary and must be accepted by individual option holders in writing. All options having an exercise price of $4.00 or more per share that are currently outstanding under our 1996 Stock Option Plan are eligible. In addition, the option holder must continue to be an employee of the Company on the date of grant of new options, which will be on or about the first business day that is at least six months and one day following the date of cancellation of eligible options. The new options will vest over two years from the date of issuance. One third of the option will be vested as of the date of issuance of the new option and one fourth of the remaining unvested portion of the option will vest every six months from the date of issuance of the new option. The offer expired at 5:00 p.m., Eastern Standard Time, on Friday, March 22, 2002. Pursuant to the offer, we have accepted for exchange and cancellation options to purchase an aggregate of 362,800 shares of Data Translation common stock, representing approximately 99% of the shares subject to options that were eligible for exchange in the offer. Subject to the terms and conditions described in the exchange offering, we will grant new options to purchase up to an aggregate of 362,800 shares of Data Translation common stock on September 26, 2002 in exchange for the options surrendered in the offer.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

        This Form 10-Q may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, with respect to (i) the Company's anticipated liquidity position,
(ii) market conditions and trends in the markets in which the Company participates, (iii) the Company's ability to meet its current operating requirements, (iv) the impact on the Company's business results of operations, and financial condition of contingencies over which the Company has no control, and (vi) certain other statements identified or qualified by words such as "likely", "will", "suggests", "may", "would", "could", "should", "expects", "anticipates", "estimates", "plans", "projects", "believes", "is optimistic about", or similar expressions (and variants of such words of expressions). Investors are cautioned that forward-looking statements are inherently uncertain. These forward-looking statements represent the best judgment of the Company as on the date of this Form 10-Q and the Company cautions readers not to place undue reliance on such statements. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties including, without limitation, risks described under the heading "Certain Factors That May Affect Future Results" in the Company's 2001 Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on February 28, 2002.

Results of Operations

        The following table sets forth certain consolidated statement of operations data as a percentage of net sales.

                                                         Three Months Ended
                                                            February 28,
                                                         --------------------
                                                          2002         2001
                                                         ------       ------
Net sales ........................................        100.0%       100.0%

gross profit .....................................         52.2         56.8
Research and development expenses ................         23.1         18.4
Selling and marketing expenses ...................         26.4         29.3
General and administrative expenses ..............         13.8         11.0
                                                         ------       ------
Loss from operations .............................        (11.2)        (1.8)
Interest (expense) income and other, net .........          0.4          0.6
                                                         ------       ------

Net loss .........................................        (10.8)%       (1.2)%
                                                         ======       ======

Comparison of First Fiscal Quarter of 2002 to First Fiscal Quarter of 2001:

        Net sales for the fiscal quarter ended February 28, 2002 were $2,769,000, a decrease of $1,418,000, or 33.9%, from the same period a year ago. The decrease was attributable primarily to lower sales of the Company's core and commercial products. Additionally, the Company believes that it is currently in the midst of an acceptance period as newly released products are being introduced to the marketplace to replace the Company's legacy products. The Company will have to manage successfully the transition from the legacy products in order to maintain the appropriate level of revenue to support the Company's expense base.

        Gross profit for the fiscal quarter ended February 28, 2002 was 52.2%, compared to 56.8% in the comparable quarter of the prior year. The decrease in gross profit from the comparable prior year period was the result of a less favorable product mix.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

        The loss from operations for the first fiscal quarter of 2002 was $309,000, compared to a loss from operations of $79,000 in the comparable quarter of the prior year. The decrease in income is primarily a result of lower than expected sales and a less favorable gross margin as a result of product mix. Operating expenses for the first quarter of fiscal 2002 were $1,755,000, representing 63.3% of sales, compared to $2,456,000, representing 58.7% of sales, in the prior year period. Research and development expenses for the first quarter of fiscal 2002 were $640,000, representing 23.1% of sales, compared to $771,000, representing 18.4% of sales, for the comparable period of the prior year. The decrease in R&D is primarily the result of reduced headcount and salaries. Sales and marketing expenses for the first quarter of fiscal 2002 were $732,000, representing 26.4% of sales, compared to $1,226,000, representing 29.3% of sales, in the prior year period. The decrease in sales and marketing is primarily the result of reduced headcount, salaries and marketing programs. General and administrative expenses were $383,000 for the first quarter of fiscal 2002, representing 13.8% of sales, compared to $459,000, representing 11.0% of sales, for the same period last year. The decrease in general and administrative expenses is primarily the result of reduced headcount, salaries and professional fees within the general and administrative departments.

        The net loss for the fiscal quarter ended February 28, 2002 was $299,000, or $0.09 per diluted share, compared to a net loss of $53,000, or $0.02 per diluted share, for the same period in 2001.

Liquidity and Capital Resources

        As of February 28, 2002, the Company had cash, cash equivalents and marketable securities totaling $3,664,000, as compared to cash, cash equivalents and marketable securities of $3,733,000 as of November 30, 2001.

        In the first three months of 2002, the Company used $134,000 for operating activities, resulting from a net loss and increases in accounts receivable, inventory and prepaids, partially offset by increases in accounts payable and accrued expenses.

        The Company received $45,000 from investing activities in the first three months of 2002, principally as a result of decreases in other assets.

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

Critical Accounting Policies

        (a) Revenue Recognition

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

        (b) Inventories and Obsolete and Excess Inventory

        Inventories are valued at the lower of first-in, first-out ("FIFO") cost or market value as such, costs have been reduced to reflect decreases in market value based on excess and obsolete inventories. The estimated allowance is based on management's review of inventories on hand compared to estimated future usage and sales.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

(c) Allowance for Uncollectible Accounts Receivable

        We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for uncollectible receivables based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. A significant change in the liquidity or financial position of a key customer could have a material adverse impact on the collectability of our accounts receivables and our future operating results.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company does not engage in trading market risk sensitive instruments or "other than trading" instruments that are likely to expose the Company to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. At February 28, 2002, the Company had entered into certain forward foreign exchange contracts in order to hedge specific future monthly obligations denominated in Euros. The Company does not hold or transact in financial instruments for purposes other than risk management. To a certain extent, the Company is exposed to market risk related to changes in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse effect on the Company's business, financial condition and results of operations. Historically, the Company's primary foreign currency exchange rate exposure has been related to the operations of its European subsidiaries. Through February 28, 2002, foreign currency fluctuations have not had a material impact on the Company's financial position or results of operations.

                                    SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         DATA TRANSLATION, INC.




Date:    April 15, 2002                       By: /s/ Michael A. DiPoto
                                                  -----------------------------
                                                  Michael A. DiPoto
                                                  Vice President Finance
                                                  and Chief Financial Officer