Form 10QSB
period 2002-05-31
DATA TRANSLATION INC /NEW/
filed 2002-07-15
CIK 1022693

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended:   May 31, 2002
                                                    ------------

                                       or

            [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934

                    For The Transition Period From      To
                                                   ----    ----

                         Commission File Number: 0-21367
                                                 -------

                             DATA TRANSLATION, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                                      04-3332230
--------------------------------------------             -----------------------
(State or other jurisdiction of organization                (I.R.S. Employer
      or incorporation)                                  Identification Number)

                                 100 Locke Drive
                             Marlboro, Massachusetts
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                      01752
--------------------------------------------------------------------------------
                                   (Zip code)

                                 (508) 481-3700
--------------------------------------------------------------------------------
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


As of June 30, 2002 there were 3,511,312 shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format (check one):  Yes     No  X
                                                                ---    ---

                     DATA TRANSLATION, INC. AND SUBSIDIARIES



                                      INDEX

                                                                       Page No.
                                                                       --------
Part I - Financial Information:
   Consolidated Balance Sheets as of May 31, 2002 and
      November 30, 2001 ............................................       3

   Consolidated Statements of Operations for the Three Months and
      Six Months Ended May 31, 2002 and May 31, 2001 ...............       4

   Consolidated Statements of Cash Flows for the Six Months
      Ended May 31, 2002 and May 31, 2001 ..........................       5

   Notes to Consolidated Financial Statements ......................       6

   Management's Discussion and Analysis of
      Financial Condition and Results of Operations ................      10


Part II - Other Information ........................................      13

Signature ..........................................................      14

PART I.   FINANCIAL INFORMATION

                     DATA TRANSLATION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                         May 31,            November 30,
                                                                                           2002                 2001
                                                                                      -------------         ------------
Current Assets:
     Cash and cash equivalents                                                         $  3,362,000         $  3,618,000
     Marketable securities                                                                  115,000              115,000
     Accounts receivable, net of reserves of
        $242,000 and $272,000 in 2002 and 2001 respectively                               1,603,000            1,480,000
     Inventories                                                                          1,428,000            1,324,000
     Prepaid expenses                                                                       346,000              390,000
                                                                                       ------------         ------------
          Total current assets                                                            6,854,000            6,927,000

Equipment and Leasehold Improvements, net                                                   351,000              469,000

Other Assets, net                                                                            28,000               77,000
                                                                                       ------------         ------------

Total Assets                                                                           $  7,233,000         $  7,473,000
                                                                                       ============         ============

Current Liabilities:
     Accounts payable                                                                  $  1,110,000         $    857,000
     Accrued expenses                                                                     1,895,000            1,844,000
                                                                                       ------------         ------------
          Total current liabilities                                                       3,005,000            2,701,000

Stockholders' Investment:
     Preferred Stock, $.01 par value,
        Authorized - 5,000,000 shares; none issued                                               --                   --
     Common Stock, $.01 par value,
        Authorized - 30,000,000 shares; 3,567,777 and 2,312,740 shares issued in 2002 and 2001, respectively; 3,511,312 and 2,256,275
        shares outstanding in 2002 and 2001, respectively                                    36,000               36,000
     Treasury Stock, common, at cost, 56,465 shares in 2002 and 2001                       (227,000)            (227,000)
     Capital in excess of par value                                                      14,642,000           14,642,000
     Accumulated deficit                                                                (10,178,000)          (9,611,000)
     Cumulative translation adjustment                                                      (45,000)             (68,000)
                                                                                       ------------         ------------

          Total stockholders' investment                                                  4,228,000            4,772,000
                                                                                       ------------         ------------

Total Liabilities and Stockholders' Investment                                         $  7,233,000         $  7,473,000
                                                                                       ============         ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     DATA TRANSLATION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                            Three Months Ended                          Six Months Ended
                                                        May 31,              May 31,              May 31,            May 31,
                                                         2002                 2001                  2002              2001
                                                    ----------------     ----------------      ---------------   ----------------

Net sales                                           $    3,003,000     $      3,998,000        $   5,771,000     $    8,184,000

Cost of sales                                            1,422,000            1,726,000            2,745,000          3,536,000
                                                    ----------------     ----------------      ---------------   ----------------

     Gross profit                                        1,581,000            2,272,000            3,026,000          4,648,000

Research and development expenses                          722,000              751,000            1,362,000          1,521,000
Selling and marketing expenses                             778,000            1,234,000            1,510,000          2,460,000
General and administrative expenses                        349,000              479,000              733,000            937,000
                                                    ----------------     ----------------      ---------------   ----------------

     Loss from operations                                 (268,000)            (192,000)            (579,000)          (270,000)

Interest income                                              1,000               16,000               12,000             42,000
                                                    ----------------     ----------------      ---------------   ----------------

     Net loss                                       $     (267,000)      $     (176,000)       $    (567,000)    $     (228,000)
                                                    ================     ================      ===============   ================

Basic and diluted net loss per share                $                    $                     $       (0.16)    $        (0.10)
                                                             (0.08)               (0.08)
                                                    ================     ================      ===============   ================

Basic and diluted weighted average number
     of common shares outstanding                        3,511,000            2,256,000            3,511,000          2,250,000
                                                    ================     ================      ===============   ================



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     DATA TRANSLATION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                         Six Months Ended
                                                                                   May 31,              May 31,
                                                                                     2002                 2001
                                                                                ---------------      ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                      $     (567,000)       $    (228,000)
  Adjustments to reconcile net loss to
   net cash used in operating activities-
                     Depreciation and amortization                                     168,000              273,000

                     Change in current assets and liabilities-
                       Accounts receivable                                            (123,000)             157,000
                       Inventories                                                    (103,000)            (277,000)
                       Prepaid expenses                                                 44,000               24,000
                       Accounts payable                                                253,000              (16,000)
                       Accrued expenses                                                 50,000               10,000
                                                                                ---------------      ---------------

                     Net cash used in operating activities                            (278,000)             (57,000)
                                                                                ---------------      ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
                     Purchases of equipment and leasehold improvements                 (50,000)             (59,000)
                     Purchases of marketable securities                               (115,000)            (115,000)
                     Maturity of marketable securities                                 115,000              114,000
                     Decrease in other assets                                           49,000                  ---
                                                                                ---------------      ---------------

                     Net cash used in investing activities                              (1,000)             (60,000)
                                                                                ---------------      ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
                     Proceeds from stock plans                                             ---               41,000
                                                                                ---------------      ---------------

                     Net cash provided by financing activities                             ---               41,000
                                                                                ---------------      ---------------


EXCHANGE RATE EFFECTS                                                                   23,000               20,000
                                                                                ---------------      ---------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                             (256,000)             (56,000)

CASH AND CASH EQUIVALENTS, beginning of period                                       3,618,000            2,741,000
                                                                                ---------------      ---------------

CASH AND CASH EQUIVALENTS, end of period                                             3,362,000            2,685,000
                                                                                ===============      ===============

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

     The Company's reportable segments are Core and Commercial. The Core segment is composed of the data acquisition, imaging and machine vision business which consists of plug-in cards and Windows-based software that provide an integrated, high performance system solution to the general scientific and industrial, test and measurement marketplace. The Commercial segment is composed of a plug-in video capture card, Broadway, which is a high-performance video capture and encoding system for Windows 98 and Windows NT PCs. The accounting policies of the segments are the same as those described in the summary of significant accounting policies contained in the Company's 2001 Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on February 28, 2002. The Company evaluates performance based on revenues and operating margin. Revenues are attributed to geographic areas based on where the customer is located. Segment information for the three and six months ended May 31, 2002 and May 31, 2001 is as follows:

                                                             Core        Commercial         Total
                                                          -----------    ----------    ----------
FOR THE THREE MONTHS ENDED MAY 31, 2002
Revenues from unaffiliated customers .............        $ 2,871,000     $ 132,000    $3,003,000
Cost of revenue ..................................          1,364,000        58,000     1,422,000
Research and development .........................            717,000         5,000       722,000
                                                          -----------     ---------    ----------
Operating margin (1) .............................        $   790,000     $  69,000    $  859,000
                                                          ===========     =========    ==========
FOR THE THREE MONTHS ENDED MAY 31, 2001
Revenues from unaffiliated customers .............        $ 3,762,000     $ 236,000    $3,998,000
Cost of revenue ..................................          1,607,000       119,000     1,726,000
Research and development .........................            748,000         3,000       751,000
                                                          -----------     ---------    ----------
Operating margin (1) .............................        $ 1,407,000     $ 114,000    $1,521,000
                                                          ===========     =========    ==========

FOR THE SIX MONTHS ENDED MAY 31, 2002
Revenues from unaffiliated customers .............        $ 5,389,000     $ 382,000    $5,771,000
Cost of revenue ..................................          2,570,000       175,000     2,745,000
Research and development .........................          1,352,000        10,000     1,362,000
                                                          -----------     ---------    ----------
Operating margin (1) .............................        $ 1,467,000     $ 197,000    $1,664,000
                                                          ===========     =========    ==========
FOR THE SIX MONTHS ENDED MAY 31, 2001
Revenues from unaffiliated customers .............        $ 7,630,000     $ 554,000    $8,184,000
Cost of revenue ..................................          3,251,000       285,000     3,536,000
Research and development .........................          1,515,000         6,000     1,521,000
                                                          -----------     ---------    ----------
Operating margin (1) .............................        $ 2,864,000     $ 263,000    $3,127,000
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

     PROFIT RECONCILIATION:

                                                            Three Months Ended                             Six Months Ended
                                                        May 31,              May 31,               May 31,               May 31,
                                                          2002                2001                  2002                   2001
                                                     ---------------     ----------------      ----------------       --------------
Total operating margin for reportable segments ...   $     859,000       $    1,521,000        $    1,664,000         $   3,127,000
Selling and marketing expenses ...................        (778,000)          (1,234,000)           (1,510,000)           (2,460,000)
General and administrative expenses ..............        (349,000)            (479,000)             (733,000)             (937,000)
Interest income                                              1,000               16,000                12,000                42,000
                                                     -------------       --------------        --------------         -------------

             Net loss ............................   $    (267,000)      $     (176,000)       $     (567,000)        $    (228,000)
                                                     =============       ==============        ==============         =============


          (b) Geographic Information

                                                                         United
                                                        United States    Kingdom       Germany    Eliminations    Consolidated
                                                        -------------    ---------     --------   ------------    ------------
FOR THE THREE MONTHS ENDED MAY 31, 2002
Sales to unaffiliated customers (1) ..............        $ 2,366,000    $ 283,000     $354,000     $      --      $ 3,003,000
Sales or transfers between geographic areas ......            304,000           --           --      (304,000)              --
                                                          -----------    ---------     --------     ---------      -----------
Total net sales ..................................        $ 2,670,000    $ 283,000     $354,000     $(304,000)     $ 3,003,000
                                                          ===========    =========     ========     =========      ===========
Net loss .........................................        $  (290,000)   $   8,000     $ (1,000)    $  16,000      $  (267,000)
                                                          ===========    =========     ========     =========      ===========
Long-lived assets ................................        $   315,000    $  35,000     $ 14,000     $ (14,000)     $   350,000
                                                          ===========    =========     ========     =========      ===========
FOR THE THREE MONTHS ENDED MAY 31, 2001
Sales to unaffiliated customers (1) ..............        $ 3,075,000    $ 383,000     $540,000     $      --      $ 3,998,000
Sales or transfers between geographic areas ......            457,000           --           --      (457,000)              --
                                                          -----------    ---------     --------       --------     -----------
Total net sales ..................................        $ 3,532,000    $ 383,000     $540,000     $(457,000)     $ 3,998,000
                                                          ===========    =========     ========     =========      ===========
Net loss .........................................        $  (148,000)   $ (44,000)    $ (5,000)    $  21,000      $  (176,000)
                                                          ===========    =========     ========     =========      ===========
Long-lived assets ................................        $   615,000    $  53,000     $ 22,000     $ (13,000)     $   677,000
                                                          ===========    =========     ========     =========      ===========

                                                                   United
                                               United States       Kingdom          Germany       Eliminations    Consolidated
                                                -----------      -----------      -----------      -----------      -----------
FOR THE SIX MONTHS ENDED MAY 31, 2002
Sales to unaffiliated customers (2) .......     $ 4,484,000      $   585,000      $   702,000      $        --      $ 5,771,000
Sales or transfers between geographic areas         585,000               --               --         (585,000)              --
                                                -----------      -----------      -----------      -----------      -----------
Total net sales ...........................     $ 5,069,000      $   585,000      $   702,000      $  (585,000)     $ 5,771,000
                                                ===========      ===========      ===========      ===========      ===========
Net income (loss) .........................     $  (539,000)     $        --      $   (24,000)     $    (4,000)     $  (567,000)
                                                ===========      ===========      ===========      ===========      ===========
Long-lived assets .........................     $   315,000      $    35,000      $    14,000      $   (14,000)     $   350,000
                                                ===========      ===========      ===========      ===========      ===========
FOR THE SIX MONTHS ENDED MAY 31, 2001

Sales to unaffiliated customers (2) .......     $ 6,255,000      $   800,000      $ 1,129,000      $        --      $ 8,184,000
Sales or transfers between geographic areas         968,000               --               --         (968,000)              --
                                                -----------      -----------      -----------      -----------      -----------
Total net sales ...........................     $ 7,223,000      $   800,000      $ 1,129,000      $  (968,000)     $ 8,184,000
                                                ===========      ===========      ===========      ===========      ===========
Net loss ..................................     $  (271,000)     $    (6,000)     $    39,000      $    10,000      $  (228,000)
                                                ===========      ===========      ===========      ===========      ===========
Long-lived assets .........................     $   615,000      $    53,000      $    22,000      $   (13,000)     $   677,000
                                                ===========      ===========      ===========      ===========      ===========

(1) Foreign sales from the United States to unaffiliated customers for the three months ended May 31, 2002 and May 31, 2001 were approximately $480,000, and $646,000, respectively.

(2) Foreign sales from the United States to unaffiliated customers for the six months ended May 31, 2002 and May 31, 2001 were approximately $1,050,000, and $1,462,000, respectively.

5.   Inventories

     Inventories are stated at the lower of first-in, first-out (FIFO) cost or market and consist of the following:

                                                 May 31,            November 30,
                                                  2002                  2001
                                               ----------            ----------
Raw material                                   $  964,000            $  951,000
Work-in-process                                   173,000               116,000
Finished goods                                    291,000               257,000
                                               ----------            ----------
                                               $1,428,000            $1,324,000
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

6.   Net Loss Per Common Share

     Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. The dilutive effect of potential common stock, consisting of outstanding stock options, is determined using the treasury method in accordance with SFAS 128. Diluted net loss per share for the three and six months ended May 31, 2001 and 2000 is the same as basic net loss per share since the inclusion of the potential common stock equivalents would be antidilutive. As of May 31, 2002 and 2001, 0 and 21,162 common equivalent shares respectively, have been excluded from the calculation of diluted earnings per share.

7.  Stockholder's Investment

     In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation-An Interpretation of APB Opinion No. 25. The interpretation clarifies the application of Opinion 25 in certain situations, as defined. The interpretation became effective on July 1, 2000, and covers certain events that occur after December 15, 1998. The effects of applying this interpretation should be recognized on a prospective basis from the effective date. On December 16, 1998, the Company's board authorized the repricing of employee options to purchase 100,000 shares of common stock from an exercise price of $3.00 per share to an exercise price of $1.50 per share, which represented the fair market value of the Company's common stock on the date of repricing. As of May 31, 2002, 49,999 options were still outstanding and are subject to variable plan accounting through the earlier of the exercise or termination of the options. There was no effect on earnings during the second quarter of fiscal 2002.

     On February 21, 2002, the Company announced an offer to certain holders of outstanding options to purchase Data Translation common stock the opportunity to exchange and cancel their outstanding options to purchase shares of Data Translation common stock for new options to purchase the same number of shares covered by the options tendered for exchange. This offer is voluntary and must be accepted by individual option holders in writing. All options having an exercise price of $4.00 or more per share that are currently outstanding under our 1996 Stock Option Plan are eligible. In addition, the option holder must continue to be an employee of the Company on the date of grant of new options, which will be on or about the first business day that is at least six months and one day following the date of cancellation of eligible options. The new options will vest over two years from the date of issuance. One third of the option will be vested as of the date of issuance of the new option and one fourth of the remaining unvested portion of the option will vest every six months from the date of issuance of the new option. The offer expired at 5:00 p.m., Eastern Standard Time, on Friday, March 22, 2002. Pursuant to the offer, the Company has accepted for exchange and cancellation options to purchase an aggregate of 362,800 shares of Data Translation common stock, representing approximately 99% of the shares subject to options that were eligible for exchange in the offer. Subject to the terms and conditions described in the exchange offering, the Company will grant new options to purchase up to an aggregate of 362,800 shares of Data Translation common stock on September 26, 2002 in exchange for the options surrendered in the offer.

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

Results of Operations

     The following table sets forth certain consolidated statement of operations data as a percentage of net sales.

                                                        Three Months Ended       Six Months Ended
                                                             May 31,                  May 31,
                                                         2002         2001       2002        2001
                                                        -----        -----      -----       -----
Net sales .......................................       100.0        100.0      100.0        100.0
Gross profit ....................................        47.4         56.8       47.6         56.8
Research and development expenses ...............        24.0         18.8       23.6         18.6
Selling and marketing expenses ..................        25.9         30.8       26.2         30.0
General and administrative expenses .............        11.6         12.0       12.7         11.5
                                                       ------       ------     ------       ------
Loss from operations ............................        (8.9)        (4.8)     (10.0)        (3.3)
Interest (expense) income and other, net ........         0.0          0.4        0.2          0.5
                                                       ------       ------     ------       ------
Net loss ........................................        (8.9)%       (4.4)%     (9.8)%       (2.8)%
                                                       ======       ======     ======       ======

Comparison of Second Fiscal Quarter of 2002 to Second Fiscal Quarter of 2001:

     Net sales for the fiscal quarter ended May 31, 2002 were $3,003,000, a decrease of $995,000, or 24.9%, from the same period a year ago. The decrease was attributable primarily to lower sales of the Company's core products. Additionally, the Company believes that the decline in revenue is also attributable to the slowdown in the industrial capital equipment markets, as a result of which our customers have decreased demand for our products. Finally, the Company believes that it is currently in the midst of an acceptance period as newly released products are being introduced to the marketplace to replace the Company's legacy products. The Company will have to manage successfully the transition from the legacy products in order to maintain the appropriate level of revenue to support the Company's expense base.

     Gross profit for the fiscal quarter ended May 31, 2002 was 52.6%, compared to 56.8% in the comparable quarter of the prior year. The decrease in gross profit from the comparable prior year period was the result of a less favorable product mix.

     The loss from operations for the second fiscal quarter of 2002 was $268,000, compared to a loss from operations of $192,000 in the comparable quarter of the prior year. The decrease in income is primarily a result of lower than expected sales and a less favorable gross margin as a result of product mix. Operating expenses for the second quarter of fiscal 2002 were $1,849,000, representing 61.6% of sales, compared to $2,464,000, representing 61.6% of sales, in the prior year period. Research and development expenses for the second quarter of fiscal 2002 were $722,000, representing 24.0% of sales, compared to $751,000, representing 18.8% of sales, for the comparable period of the prior year. Sales and marketing expenses for the second quarter of fiscal 2002 were $778,000, representing 25.9% of sales, compared to $1,234,000, representing 30.8% of sales, in the prior year period. The decrease in sales and marketing expenses is primarily a result of decreased spending in advertising, promotion and

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

sales channel development as well as reduced headcount within the sales and marketing departments. General and administrative expenses were $349,000 for the second quarter of fiscal 2002, representing 11.6% of sales, compared to $479,000, representing 12.0% of sales, for the same period last year. The decrease in general and administrative expenses is primarily the result of a reduction in staff and professional fees within the general and administrative departments.

     The net loss for the fiscal quarter ended May 31, 2002 was $267,000, or $0.08 per diluted share, compared to a net loss of $176,000, or $0.08 per diluted share, for the same period in 2001.

Comparison of the First Six Months of Fiscal 2002 to the First Six Months of Fiscal 2001:

     Net sales for the six months ended May 31, 2001 were $5,771,000, an decrease of $2,413,000, or 29.5%, from the same period a year ago. The decrease was attributable primarily to lower sales of the Company's core products. Additionally, the Company believes that the decline in revenue is also attributable to the slowdown in the industrial capital equipment markets, as a result of which our customers have decreased demand for our products. Finally, the Company believes that it is currently in the midst of an acceptance period as newly released products are being introduced to the marketplace to replace the Company's legacy products. The Company will have to manage successfully the transition from the legacy products in order to maintain the appropriate level of revenue to support the Company's expense base.

     Gross profit for the six months ended May 31, 2002 was 52.4%, compared to 56.8% in the comparable period of the prior year. The decrease in gross profit from the comparable prior year period was the result of a less favorable product mix.

     The Company's loss from operations for the first six months of fiscal 2002 was $579,000, compared to a loss from operations of $270,000 in the comparable period of the prior year. The decrease in income is primarily a result of lower than expected sales and a less favorable gross margin as a result of product mix. Operating expenses for the first six months of fiscal 2002 were $3,605,000, representing 62.5% of sales, compared to $4,919,000, representing 60.1% of sales, in the prior year period. Research and development expenses were $1,362,000, representing 23.6% of sales, compared to $1,522,000, representing 18.6% of sales, for the comparable period of the prior year. The decrease is primarily attributable to a reduction in staff within the research and development department. Sales and marketing expenses were $1,510,000, representing 26.2% of sales, compared to $2,460,000, representing 30.1% of sales, in the prior year period. The decrease in sales and marketing expenses is primarily a result of decreased spending in advertising, promotion and sales channel development as well as reduced headcount within the sales and marketing departments. General and administrative expenses were $733,000, representing 12.7% of sales, compared to $937,000, representing 11.4% of sales, for the comparable period in fiscal 2001. The decrease in general and administrative expenses is primarily the result of a reduction in staff and professional fees within the general and administrative departments.

     The net loss for the six months ended May 31, 2001 was $567,000, or $0.16 per diluted share, compared to a net loss of $228,000, or $0.10 per diluted share.

Liquidity and Capital Resources

     As of May 31, 2002, the Company had cash, cash equivalents and marketable securities totaling $3,477,000, as compared to cash, cash equivalents and marketable securities of $3,733,000 as of November 30, 2001.

     In the first six months of 2002, the Company used $278,000 for operating activities, resulting from a net loss, an increase in inventory and accounts receivable, partially offset by increases in accounts payable and prepaid expenses and an increase in accrued expenses.

     The Company used $1,000 for investing activities in the first six months of 2002, principally as a result of acquisitions of property and equipment.

     The Company generated and received $0 from investing activities in the first six months of 2002.

     Given currently available funds, the Company believes that it will be able to meet its current operating requirements for the remainder of the current fiscal year. If the Company is unsuccessful in increasing revenues or if its liquidity position deteriorates, the Company will need to secure external financing in order to meet its ongoing expenses. Therefore, the Company is pursuing

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

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

     (b)  Inventories and Obsolete and Excess Inventory

     Inventories are valued at the lower of first-in, first-out ("FIFO") cost or market value; as such, costs have been reduced to reflect decreases in market value based on excess and obsolete inventories. The estimated allowance is based on management's review of inventories on hand compared to estimated future usage and sales.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company does not engage in trading market risk sensitive instruments or "other than trading" instruments that are likely to expose the Company to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. At May 31, 2002, the Company had entered into certain forward foreign exchange contracts in order to hedge specific future monthly obligations denominated in Euros. The Company does not hold or transact in financial instruments for purposes other than risk management. To a certain extent, the Company is exposed to market risk related to changes in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse effect on the Company's business, financial condition and results of operations. Historically, the Company's primary foreign currency exchange rate exposure has been related to the operations of its European subsidiaries. Through May 31, 2002, foreign currency fluctuations have not had a material impact on the Company's financial position or results of operations.

                           PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Stockholders of the Company was held on April 23,2002

     A)   The first matter voted upon at the meeting was the election of Alfred
          A. Molinari, Jr. for a three-year term as a Class III Director. The voting results were as follows:

          3,103,164 votes FOR

          464,613 votes ABSTAINED

     B) The second matter voted upon at the meeting was to ratify the action of the Board of Directors in amending the Company's Employee Stock Purchase Plan to increase the number of shares of common stock reserved for issuance from 150,000 to 300,000. The voting results were as follows:

          3,178,454 votes FOR

          1,907 votes AGAINST

          387,416 votes ABSTAINED

Item 6. Exhibits and Reports on Form 8-K

          None.

          b)   Reports on Form 8-K

          No reports on Form 8-K were filed during the period covered by this report.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              DATA TRANSLATION, INC.




Date:    July 15, 2002                        By: /s/ Michael A. DiPoto
                                                  ------------------------------
                                                   Michael A. DiPoto
                                                   Vice President Finance
                                                   and Chief Financial Officer