Form 10QSB
period 2002-08-31
DATA TRANSLATION INC /NEW/
filed 2002-10-15
CIK 1022693

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended:    August 31, 2002
                                                     ---------------

                                       or

            [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934

                  For The Transition Period From       To
                                                 ----      ---

                         Commission File Number: 0-21367
                                                 -------

                             DATA TRANSLATION, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                     04-3332230
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 organization or incorporation)

                                 100 Locke Drive
                             Marlboro, Massachusetts
                    ----------------------------------------
                    (Address of principal executive offices)

                                      01752
                                   ----------
                                   (Zip code)

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


As of September 30, 2002 there were 3,511,312 shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format (check one):  Yes         No   X
                                                                -----      -----

                     DATA TRANSLATION, INC. AND SUBSIDIARIES



                                      INDEX

                                                                        Page No.

Part I -  Financial Information:
   Consolidated Balance Sheets as of August 31, 2002 and
     November 30, 2001................................................      3

   Consolidated Statements of Operations for the Three Months and
     Nine Months Ended August 31, 2002 and August 31, 2001 ...........      4

   Consolidated Statements of Cash Flows for the Nine Months
     Ended August 31, 2002 and August 31, 2001 .......................      5

   Notes to Consolidated Financial Statements ........................      6

   Management's Discussion and Analysis of
     Financial Condition and Results of Operations ...................     10


Part II - Other Information ..........................................     14

Signature ............................................................     15

PART I.   FINANCIAL INFORMATION

                     DATA TRANSLATION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                                  August 31,           November 30,
                                                                                     2002                  2001
                                                                                -------------          ------------
                                                                                 (Unaudited)
Current Assets:
               Cash and cash equivalents                                        $  3,468,000          $  3,618,000
               Marketable securities                                                 115,000               115,000
               Accounts receivable, net of reserves of
                 $234,000 and $272,000 in 2002 and 2001 respectively               1,151,000             1,480,000
               Inventories                                                         1,422,000             1,324,000
               Prepaid expenses                                                      446,000               390,000
                                                                                ------------          ------------
                    Total current assets                                           6,602,000             6,927,000

Equipment and Leasehold Improvements, net                                            356,000               469,000

Other Assets, net                                                                     29,000                77,000
                                                                                ------------          ------------

Total Assets                                                                    $  6,987,000          $  7,473,000
                                                                                ============          ============


Current Liabilities:
               Accounts payable                                                 $  1,035,000          $    857,000
               Accrued expenses                                                    2,051,000             1,844,000
                                                                                ------------          ------------
                    Total current liabilities                                      3,086,000             2,701,000

Stockholders' Investment:
               Preferred Stock, $.01 par value,
                  Authorized - 5,000,000 shares; none issued                              --                    --
               Common Stock, $.01 par value,
                  Authorized - 30,000,000 shares; 3,567,777 and 2,312,740
                  shares issued in 2002 and 2001, respectively; 3,511,312
                  and 2,256,275 shares outstanding in 2002 and 2001,
                  respectively                                                        36,000                36,000
               Treasury Stock, common, at cost,
                  56,465 shares in 2002 and 2001                                    (227,000)             (227,000)
               Capital in excess of par value                                     14,642,000            14,642,000
               Accumulated deficit                                               (10,503,000)           (9,611,000)
               Cumulative translation adjustment                                     (47,000)              (68,000)
                                                                                ------------          ------------

                    Total stockholders' investment                                 3,901,000             4,772,000
                                                                                ------------          ------------

Total Liabilities and Stockholders' Investment                                  $  6,987,000          $  7,473,000
                                                                                ============          ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     DATA TRANSLATION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                            Three Months Ended                  Nine Months Ended
                                                      August 31,      August 31,           August 31,         August 31,
                                                         2002           2001                 2002               2001
                                                      ----------     -----------          -----------     -----------------

Net sales                                             $2,771,000      $3,648,000           $8,543,000        $11,833,000

Cost of sales                                          1,238,000       1,849,000            3,983,000          5,385,000
                                                      ----------      ----------           ----------        -----------

     Gross profit                                      1,533,000       1,799,000            4,560,000          6,448,000

Research and development expenses                        744,000         845,000            2,106,000          2,367,000
Selling and marketing expenses                           793,000       1,257,000            2,304,000          3,716,000
General and administrative expenses                      343,000         384,000            1,076,000          1,322,000
                                                      ----------      ----------           ----------        -----------

     Loss from operations                               (347,000)       (687,000)            (926,000)          (957,000)

Interest income                                           22,000          15,000               34,000             57,000
                                                      ----------      ----------           ----------        -----------

     Net loss                                          $(325,000)     $ (672,000)          $ (892,000)       $  (900,000)
                                                      ==========      ==========           ==========        ===========

Basic and diluted net loss per share                   $   (0.09)     $    (0.29)          $    (0.25)       $     (0.40)
                                                      ==========      ==========           ==========        ===========

Basic and diluted weighted average number
     of common shares outstanding                      3,511,000       2,303,000            3,511,000          2,268,000
                                                      ==========      ==========           ==========        ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     DATA TRANSLATION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                   Nine Months Ended
                                                                                            August 31,            August 31,
                                                                                              2002                  2001
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                                 $ (892,000)           $ (900,000)
  Adjustments to reconcile net loss to
   net cash used in operating activities-
                     Depreciation and amortization                                            264,000               421,000

                     Change in current assets and liabilities-
                       Accounts receivable                                                    329,000               175,000
                       Inventories                                                            (98,000)               66,000
                       Prepaid expenses                                                       (56,000)               53,000
                       Accounts payable                                                       178,000              (337,000)
                       Accrued expenses                                                       207,000               226,000

                     Net cash used in operating activities                                    (68,000)             (296,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
                     Purchases of equipment and leasehold improvements                       (150,000)              (87,000)
                     Purchases of marketable securities                                      (115,000)             (115,000)
                     Maturity of marketable securities                                        115,000               114,000
                     Decrease in other assets                                                  47,000                   ---

                     Net cash used in investing activities                                   (103,000)              (88,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
                     Proceeds from stock plans                                                    ---                64,000
                     Proceeds from common stock rights offering                                   ---             1,447,000

                                                                                           ----------            ----------
                    Net cash provided by financing activities                                     ---             1,510,000


EXCHANGE RATE EFFECTS                                                                          21,000               54,000
                                                                                           ----------            ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                    (150,000)            1,180,000

CASH AND CASH EQUIVALENTS, beginning of period                                              3,733,000             2,741,000
                                                                                           ----------            ----------
CASH AND CASH EQUIVALENTS, end of period                                                    3,583,000             3,921,000

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

2.   Cash Equivalents and Marketable Securities

     Cash equivalents are carried at cost, which approximates market value and have maturities of less than three months. Cash equivalents include money market accounts, overnight time deposits, and U.S. Treasury bills.

     The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under this standard, the Company is required to classify all investments in debt and equity securities into one or more of the following three categories: held-to-maturity, available-for-sale or trading. The Company's marketable securities mature in August 2003 and are classified as held-to-maturity as the Company has the positive intent and ability to hold to maturity. Marketable securities are reported at amortized cost, which approximates fair market value. The Company's cash equivalents and marketable securities are invested in highly rated government securities.

3.   Segment Reporting and Geographic Information

     (a)  Segment Reporting

     The Company adopted SFAS No. 131 Disclosures About Segments of an Enterprise and Related Information in the fiscal year ended November 30, 1999. SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate financial information is available for evaluation by the chief decision maker, or decision making group, in making decisions how to allocate resources and assess performance. The Company's chief operating decision-maker, as defined under SFAS No. 131, is the Chief Executive Officer.

     The Company's reportable segments are Core and Commercial. The Core segment is composed of the data acquisition, imaging and machine vision business which consists of plug-in cards and Windows-based software that provide an integrated, high performance system solution to the general scientific and industrial, test and measurement marketplace. The Commercial segment is composed of a plug-in video capture card, Broadway, which is a high-performance video capture and encoding system for Windows 98 and Windows NT PCs. The accounting policies of the segments are the same as those described in the summary of significant accounting policies contained in the Company's 2001 Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on February 28, 2002. The Company evaluates performance based on revenues and operating margin. Revenues are attributed to geographic areas based on where the customer is located. Segment information for the three and nine months ended August 31, 2002 and August 31, 2001 is as follows:


                                                                         Core         Commercial         Total
                                                                     -----------     ------------     ------------
For the three months ended August 31, 2002
Revenues from unaffiliated customers ...........................     $ 2,718,000       $  53,000      $ 2,771,000
Cost of revenue ................................................       1,219,000          19,000        1,238,000
Research and development .......................................         739,000           5,000          744,000
                                                                     -----------       ---------      -----------
Operating margin (1) ...........................................     $   760,000       $  29,000      $   789,000
                                                                     ===========       =========      ===========
For the three months ended August 31, 2001
Revenues from unaffiliated customers ...........................     $ 3,350,000       $ 298,000      $ 3,648,000
Cost of revenue ................................................       1,689,000         160,000        1,849,000
Research and development .......................................         842,000           3,000          845,000
                                                                     -----------       ---------      -----------
Operating margin (1) ...........................................     $   819,000       $ 135,000      $   954,000
                                                                     ===========       =========      ===========

For the nine months ended August 31, 2002
Revenues from unaffiliated customers ...........................     $ 8,108,000       $ 435,000      $ 8,543,000
Cost of revenue ................................................       3,789,000         194,000        3,983,000
Research and development .......................................       2,091,000          15,000        2,106,000
                                                                     -----------       ---------      -----------
Operating margin (1) ...........................................     $ 2,228,000       $ 226,000      $ 2,454,000
                                                                     ===========       =========      ===========
For the nine months ended August 31, 2001
Revenues from unaffiliated customers ...........................     $10,979,000       $ 854,000      $11,833,000
Cost of revenue ................................................       4,949,000         436,000        5,385,000
Research and development .......................................       2,358,000           9,000        2,367,000
                                                                     -----------       ---------      -----------
Operating margin (1) ...........................................     $ 3,672,000       $ 409,000      $ 4,081,000
                                                                     ===========       =========      ===========

(1) The Operating Margins reported reflect only the expenses of the line of business and do not represent the actual margins for each operating segment since they do not contain an allocation for selling and marketing, general and administrative and other corporate expenses incurred in support of the line of business.

     Profit Reconciliation:

                                                             Three Months Ended                         Nine Months Ended
                                                        August 31,          August 31,        August 31,        August 31,
                                                           2002                2001              2002              2001
                                                      ---------------     -------------     -------------     --------------
Total operating margin for reportable segments...     $    789,000        $     954,000     $  2,454,000      $   4,081,000
Selling and marketing expenses ..................         (793,000)          (1,257,000)      (2,304,000)        (3,716,000)
General and administrative expenses .............         (343,000)            (384,000)      (1,076,000)        (1,322,000)
Interest income .................................           22,000               15,000           34,000             57,000
                                                      ------------        -------------     ------------      -------------

             Net loss ...........................     $   (325,000)       $    (672,000)    $   (892,000)     $    (900,000)
                                                      =============       =============     ============      =============

     (b)  Geographic Information

                                                                          United
                                                        United States     Kingdom       Germany        Eliminations     Consolidated
                                                        -------------     -------       -------        ------------     ------------
For the three months ended August 31, 2002
Sales to unaffiliated customers (1) ..................    $ 2,270,000    $  146,000     $  355,000      $        --     $ 2,771,000
Sales or transfers between geographic areas ..........        199,000            --             --         (199,000)             --
                                                          -----------    ----------     ----------      -----------     -----------
Total net sales ......................................    $ 2,469,000    $  146,000     $  355,000      $  (199,000)    $ 2,771,000
                                                          ===========    ==========     ==========      ===========     ===========
Net loss .............................................    $  (296,000)   $  (45,000)    $   17,000      $    (1,000)    $  (325,000)
                                                          ===========    ==========     ==========      ===========     ===========
Long-lived assets ....................................    $   322,000    $   31,000     $   16,000      $   (13,000)    $   356,000
                                                          ===========    ==========     ==========      ===========     ===========
For the three months ended August 31, 2001
Sales to unaffiliated customers (1) ..................    $ 2,800,000    $  340,000     $  508,000      $        --     $ 3,648,000
Sales or transfers between geographic areas ..........        389,000            --             --         (389,000)             --
                                                          -----------    ----------     ----------      -----------     -----------
Total net sales ......................................    $ 3,189,000    $  340,000     $  508,000      $  (389,000)    $ 3,648,000
                                                          ===========    ==========     ==========      ===========     ===========
Net loss .............................................    $  (705,000)   $   19,000     $   24,000      $   (10,000)    $  (672,000)
                                                          ===========    ==========     ==========      ===========     ===========
Long-lived assets ....................................    $   498,000    $   49,000     $   22,000      $   (13,000)    $   556,000
                                                          ===========    ==========     ==========      ===========     ===========

For the nine months ended August 31, 2002
Sales to unaffiliated customers (2) ..................    $ 6,755,000    $  731,000     $1,507,000      $        --     $ 8,543,000
Sales or transfers between geographic areas ..........        783,000            --             --         (783,000)             --
                                                          -----------    ----------     ----------      -----------     -----------
Total net sales                                           $ 7,538,000    $  731,000     $1,507,000      $  (783,000)    $ 8,543,000
                                                          ===========    ==========     ==========      ===========     ===========
Net income (loss)                                         $  (835,000)   $  (44,000)    $   (8,000)     $    (5,000)    $  (892,000)
                                                          ===========    ==========     ==========      ===========     ===========
Long-lived assets                                         $   322,000    $   31,000     $   16,000      $   (13,000)    $   356,000
                                                          ===========    ==========     ==========      ===========     ===========
For the nine months ended August 31, 2001

Sales to unaffiliated customers (2)                       $ 9,055,000    $1,141,000     $1,637,000      $        --     $11,833,000
Sales or transfers between geographic areas                 1,357,000            --             --       (1,357,000)             --
                                                          -----------    ----------     ----------      -----------     -----------
Total net sales                                           $10,412,000    $1,141,000     $1,637,000      $(1,357,000)    $11,833,000
                                                          ===========    ==========     ==========      ===========     ===========
Net loss                                                  $  (975,000)   $   13,000     $   63,000      $    (1,000)    $  (900,000)
                                                          ===========    ==========     ==========      ===========     ===========
Long-lived assets                                         $   498,000    $   49,000     $   22,000      $   (13,000)    $   556,000
                                                          ===========    ==========     ==========      ===========     ===========

(1) Foreign sales from the United States to unaffiliated customers for the three months ended August 31, 2002 and August 31, 2001 were approximately $377,000, and $545,000, respectively.

(2) Foreign sales from the United States to unaffiliated customers for the nine months ended August 31, 2002 and August 31, 2001 were approximately $1,446,000, and $2,037,000, respectively.

                     DATA TRANSLATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   Inventories

     Inventories are stated at the lower of first-in, first-out (FIFO) cost or market and consist of the following:


                                      August 31,          November 30,
                                        2002                  2001
                                        ----                  ----
 Raw material                       $1,029,000            $  951,000
 Work-in-process                       125,000               116,000
 Finished goods                        268,000               257,000
                                    ----------            ----------
                                    $1,422,000            $1,324,000
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

6.  Net Loss Per Common Share

     Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. The dilutive effect of potential common stock, consisting of outstanding stock options, is determined using the treasury method in accordance with SFAS 128. Diluted net loss per share for the three and nine months ended August 31, 2002 and 2001 is the same as basic net loss per share since the inclusion of the potential common stock equivalents would be antidilutive. For the three and nine months ended August 31, 2002 and 2001, 0 and 14,108 common equivalent shares respectively, have been excluded from the calculation of diluted earnings per share.

7.  Stockholder's Investment

     In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation-An Interpretation of APB Opinion No. 25. The interpretation clarifies the application of Opinion 25 in certain situations, as defined. The interpretation became effective on July 1, 2000, and covers certain events that occur after December 15, 1998. The effects of applying this interpretation should be recognized on a prospective basis from the effective date. On December 16, 1998, the Company's board authorized the repricing of employee options to purchase 100,000 shares of common stock from an exercise price of $3.00 per share to an exercise price of $1.50 per share, which represented the fair market value of the Company's common stock on the date of repricing. As of August 31, 2002, 50,001 options were still outstanding and are subject to variable plan accounting through the earlier of the exercise or termination of the options. There was no effect on earnings during the third quarter of fiscal 2002.

     On February 21, 2002, the Company announced an offer to certain holders of outstanding options to purchase Data Translation common stock the opportunity to exchange and cancel their outstanding options to purchase shares of Data Translation common stock for new options to purchase the same number of shares covered by the options tendered for exchange. This offer is voluntary and must be accepted by individual option holders in writing. All options having an exercise price of $4.00 or more per share that are currently outstanding under the Companies 1996 Stock Option Plan are eligible. In addition, the option holder must continue to be an employee of the Company on the date of grant of new options, which will be on or about the first business day that is at least six months and one day following the date of cancellation of eligible options. The new options will vest over two years from the date of issuance. One third of the option will be vested as of the date of issuance of the new option and one fourth of the remaining unvested portion of the option will vest every six months from the date of issuance of the new option. The offer expired at 5:00 p.m., Eastern Standard Time, on Friday, March 22, 2002. Pursuant to the offer, the Company has accepted for exchange and cancellation options to purchase an aggregate of 362,800 shares of Data Translation common stock, representing approximately 99% of the shares subject to options that were eligible for exchange in the offer. Subject to the terms and conditions described in the exchange offering, the Company will grant new options to purchase up to an aggregate of 362,800 shares of Data Translation common stock on September 26, 2002 in exchange for the options surrendered in the offer.

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

Results of Operations

     The following table sets forth certain consolidated statement of operations data as a percentage of net sales.

                                                                  Three Months Ended       Nine Months Ended
                                                                  ------------------       -----------------
                                                                      August 31,              August 31,
                                                                      ----------              ----------

                                                                   2002        2001        2002        2001
                                                                   ----        ----        ----        ----
Net sales                                                         100.0        100.0      100.0        100.0
Gross profit                                                       55.3         49.3       53.4         54.5
Research and development expenses                                  26.8         23.2       24.7         20.0
Selling and marketing expenses                                     28.6         34.4       27.0         31.4
General and administrative expenses                                12.4         13.3       12.6         11.2
                                                                  -----        -----      -----        -----
Loss from operations                                              (11.6)       (21.6)     (10.8)        (8.1)
Interest (expense) income and other, net                            0.7          0.4        0.4          0.5
                                                                  -----        -----      -----        -----
Net loss                                                          (10.9)%      (21.2)%    (10.4)%       (7.6)%
                                                                  =====        =====      =====        =====


Comparison of Third Fiscal Quarter of 2002 to Third Fiscal Quarter of 2001:

     Net sales for the fiscal quarter ended August 31, 2002 were $2,771,000, a decrease of $877,000, or 24.0%, from the same period a year ago. The decrease was attributable primarily to lower sales of the Company's core products. Revenue from the Company's core products decreased approximately 19% from the same period a year ago. The Company believes that it is currently in the midst of an acceptance period as newly released products are being introduced to the marketplace to replace the Company's legacy products. The Company will have to manage successfully the transition from legacy products in order to maintain the appropriate level of revenue to support the Company's expense base. Finally, the Company believes that the decline in revenue is also attributable to the slowdown in the industrial capital equipment markets, as a result of which our customers have decreased demand for our products.

     Gross profit for the fiscal quarter ended August 31, 2002 was 55.3%, compared to 49.3% in the comparable quarter of the prior year. The increase in gross profit from the comparable prior year period was the result of a more favorable product mix and decreased manufacturing expenses.

     The loss from operations for the third fiscal quarter of 2002 was $347,000, compared to a loss from operations of $687,000 in the comparable quarter of the prior year. The decrease in net loss is primarily a result of a more favorable gross margin performance through a combination of product mix and decreased operating expenses. Operating expenses for the third quarter of fiscal 2002 were $1,881,000, representing 67.8% of sales, compared to $2,486,000, representing 70.9% of sales, in the prior year period. Research and development expenses for the third quarter of fiscal 2002 were $744,000, representing 26.8% of sales, compared to $845,000, representing 23.2% of sales, for the comparable period of the prior year. The decrease is primarily attributable to a reduction in staff and salaries within the research and development department. Sales and marketing expenses for the third quarter of fiscal 2002 were $793,000, representing 28.6% of sales, compared to $1,257,000, representing 34.4% of sales, in the prior year period. The decrease in sales and marketing expenses is primarily a result of decreased spending in advertising, promotion and sales channel development as well as reduced headcount and salaries within the sales and marketing departments. General and administrative expenses were $343,000 for the third quarter of fiscal 2002, representing 12.4% of sales, compared to $384,000, representing 13.3% of sales, for the same period last year. The decrease in general and administrative expenses is primarily the result of a reduction in staff, salaries and professional fees within the general and administrative departments.

     The net loss for the fiscal quarter ended August 31, 2002 was $325,000, or $0.09 per diluted share, compared to a net loss of $672,000, or $0.29 per diluted share, for the same period in 2001.

Comparison of the First Nine Months of Fiscal 2002 to the First Nine Months of Fiscal 2001:

     Net sales for the nine months ended August 31, 2001 were $8,543,000, a decrease of $3,290,000, or 27.8%, from the same period a year ago. The decrease was attributable primarily to lower sales of the Company's core products. Revenue from the Company's core products decreased approximately 26% from the same period a year ago. The Company believes that it is currently in the midst of an acceptance period as newly released products are being introduced to the marketplace to replace the Company's legacy products. The Company will have to manage successfully the transition from legacy products in order to maintain the appropriate level of revenue to support the Company's expense base. Finally, the Company believes that the decline in revenue is also attributable to the slowdown in the industrial capital equipment markets, as a result of which our customers have decreased demand for our products.

     Gross profit for the nine months ended August 31, 2002 was 53.4%, compared to 54.5% in the comparable period of the prior year. The decrease in gross profit from the comparable prior year period was the result of a less favorable product mix.

     The Company's loss from operations for the first nine months of fiscal 2002 was $926,000, compared to a loss from operations of $957,000 in the comparable period of the prior year. A decrease in operating expenses contributed to the reduced loss from operations. Operating expenses for the first nine months of fiscal 2002 were $5,486,000, representing 64.2% of sales, compared to $7,405,000, representing 62.6% of sales, in the prior year period. Research and development expenses were $2,106,000, representing 24.7% of sales, compared to $2,367,000, representing 20.0% of sales, for the comparable period of the prior year. The decrease is primarily attributable to a reduction in staff and salaries within the research and development department. Sales and marketing expenses were $2,304,000, representing 26.9% of sales, compared to $3,716,000, representing 31.4% of sales, in the prior year period. The decrease in sales and marketing expenses is primarily a result of decreased spending in advertising, promotion and sales channel development as well as reduced headcount and salaries within the sales and marketing departments. General and administrative expenses were $1,076,000, representing 12.6% of sales, compared to $1,322,000, representing 11.2% of sales, for the comparable period in fiscal 2001. The decrease in general and administrative expenses is primarily the result of a reduction in staff, salaries and professional fees within the general and administrative departments.

     The net loss for the nine months ended August 31, 2002 was $892,000, or $0.25 per diluted share, compared to a net loss of $900,000, or $0.40 per diluted share.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

Liquidity and Capital Resources

     As of August 31, 2002, the Company had cash, cash equivalents and marketable securities totaling $3,583,000, as compared to cash, cash equivalents and marketable securities of $3,733,000 as of November 30, 2001.

     In the first nine months of 2002, the Company used $68,000 for operating activities, resulting from a net loss, an increase in inventory and prepaid expenses, partially offset by a decrease in accounts receivable and increases in accounts payable and accrued expenses.

     The Company used $103,000 for investing activities in the first nine months of 2002, principally as a result of acquisitions of property and equipment.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company does not engage in trading market risk sensitive instruments or "other than trading" instruments that are likely to expose the Company to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. At August 31, 2001, the Company had entered into certain forward foreign exchange contracts in order to hedge specific future monthly obligations denominated in Euros. The Company does not hold or transact in financial instruments for purposes other than risk management. To a certain extent, the Company is exposed to market risk related to changes in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse effect on the Company's business, financial condition and results of operations. Historically, the Company's primary foreign currency exchange rate exposure has been related to the operations of its European subsidiaries. Through August 31, 2002, foreign currency fluctuations have not had a material impact on the Company's financial position or results of operations.

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

   a) Exhibits

         Exhibit
         Number             Description
         ------             -----------

          99.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   b) Reports on Form 8-K

        One report on Form 8-k was filed with the Securities and Exchange Commission on June 28, regarding Item 4. Changes in Registrants Certifying Accountant.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             DATA TRANSLATION, INC.


Date:    October 15, 2002              By: /s/ Michael A. DiPoto
                                           ---------------------
                                       Michael A. DiPoto
                                       Vice President Finance
                                       and Chief Financial Officer