Form 10QSB/A
period 2002-08-31
DATA TRANSLATION INC /NEW/
filed 2002-10-21
CIK 1022693

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         FORM 10-QSB/A (Amendment No. 1)

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

                         Commission File Number: 0-21367


                             DATA TRANSLATION, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                            04-3332230
-------------------------------                           ----------------------
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

                           PART II. OTHER INFORMATION


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     Item 6 of the Form 10-QSB filed with the Securities and Exchange Commission on October 15, 2002 by Data Translation, Inc is hereby amended to add the following exhibit:

          a) Exhibits


               Exhibit
               Number         Description
               -------        -----------

               99.2 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.