Form 10KSB
period 2002-11-30
DATA TRANSLATION INC /NEW/
filed 2003-02-28
CIK 1022693

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                   FORM 10-KSB

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended: November 30, 2002

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

        Yes         X                           No
             ---------------                         --------------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

The issuer's revenues for its most recent fiscal year were: $11,550,000.

The aggregate market value of the Company's voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $1,439,638 as of January 31, 2003. The number of shares of Common Stock, $0.01 par value, outstanding as of January 31, 2003 was 3,511,312.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 16, 2003 are incorporated by reference into
Part III.

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

     The Company is a leader in the design, development and manufacture of high performance data acquisition, imaging and machine vision products. For more than two decades, the Company's products have provided engineers and scientists with accurate and timely data for measurement, analysis and process control in a wide range of industrial, scientific and medical applications. The Company's principal products in this area are data acquisition and imaging hardware, which are used in personal computers ("PCs") to receive analog signals, convert them to digital form and process the digital data. In addition, the Company supports its existing hardware product lines with a blend of software offerings that enables the customer to further analyze the data produced by the hardware. The Company's strategy is to identify and capitalize on growth opportunities in the data acquisition, imaging and machine vision markets.

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

Data Acquisition, Imaging and Machine Vision

   Market

     The market for the Company's data acquisition, imaging products and machine vision products, which are the Company's core products, is composed primarily of technical users, such as engineers and scientists, interested in incorporating the Company's products in their final products. These products are designed for the scientific research and analysis, test and measurement and industrial machine vision inspection markets. End users include original equipment manufacturers, industrial manufacturers, research laboratories, universities, hospitals and government agencies. Users require highly accurate, real-time measurement and control of analog signals, such as temperature, pressure, sound and video.

     The data acquisition and imaging markets are highly fragmented and have been adversely affected in recent years by reduced prices for PCs and peripherals.

   Business Strategy

     In the data acquisition, imaging and machine vision area, the Company is focused on providing system solutions built around development of its Peripheral Component Interconnect ("PCI") and Universal Serial Bus ("USB") based products in combination with its software offerings. These developments are being driven by rapid adoption of PCI and USB slots by personal computer manufacturers.

   Products and Services

     The Company's data acquisition, imaging and machine vision products are designed to facilitate (i) the high-speed capture of analog signals representing physical events, such as temperature, pressure, sound and video, (ii) the conversion of such signals into digital form and (iii) the use of such digital signals in PCs for processing. These capabilities permit customers to use PCs for data acquisition, to identify, measure, analyze and control physical phenomena, and for imaging and machine vision, to analyze or enhance video images.

     The Company's data acquisition, imaging and machine vision systems consist of plug-in cards and Microsoft(R) Windows(R)-based software which provide an integrated, high performance systems solution to the general scientific and measurement marketplace.

     The Company sells over 100 data acquisition, imaging and machine vision products, which range in retail price from $200 to $4,000. Domestically, the Company sells such products to end users, value-added resellers ("VARs"), system integrators and original equipment manufacturers ("OEMs"). Internationally, the Company sells through its wholly-owned subsidiaries, as well as through resellers and independent distributors. Such prices do not reflect distributor discounts for international sales, which range from approximately 20% to 35% on hardware products and up to approximately 50% on software applications.

     Data acquisition products provide capabilities ranging from simple measurement to advanced digital signal processing functions. While researchers, system integrators and OEMs have been the predominant data acquisition users in the past, new data acquisition markets have emerged in the industrial and medical areas, such as industrial inspection, medical diagnostic/therapeutic applications, high-performance control, vibration analysis, acoustics and test and measurement applications. Customers incorporate the Company's data acquisition boards and software into PCs to measure real-world parameters, including temperature, pressure, acceleration and sound; to analyze this data; and to use the results to control real-world events and processes.

     The Company's imaging and machine vision products may be used in a number of applications. In machine vision applications, images can be captured and processed immediately, in real time, for fast, accurate inspection of manufactured parts. In scientific imaging applications, images can be captured from video cameras for analysis, or images can be captured from cameras mounted on microscopes to identify and count cells. In medical applications, images can be captured from different diagnostic devices, such as CAT scanners or ultrasound imaging devices, for enhancement, analysis and display.

   Customers and Sales

     The Company sells its data acquisition, imaging and machine vision products to end users, VARs, system integrators and OEMs for use primarily in the scientific, medical and industrial markets. End users include manufacturers, research laboratories, universities, hospitals and government agencies.

     The Company sells its data acquisition, imaging and machine vision products through a comprehensive, widely distributed annual catalog, an in-house telesales force, OEM-focused direct sales, indirect channels (VARs, distributors and system integrators), and extensive advertising and promotional campaigns. The Company has a full-time sales and administrative staff of 10 employees in the United States to support sales. Two subsidiaries and various distributors throughout Europe, Asia and the Pacific Rim support international sales.

   Competition

     The Company competes in the data acquisition market principally with National Instruments Corporation, Measurement Computing Corporation and IOtech Incorporated. In the imaging and machine vision markets the Company competes with Matrox Electronic Systems, Coreco, Inc., and Cognex Corporation. The aforementioned competitors may have substantially greater financial, technical and marketing resources than the Company. The Company also competes with a number of smaller companies in each of these markets. The Company's data acquisition, imaging and machine vision products compete based upon their ability to supply extensive hardware and software components with competitive performance and price.

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

   Product and Technology

     Broadway is a high-performance video capture and encoding system for Windows(R) based PCs. Broadway is a complete streaming and video editing solution, and its videos may also be integrated with third party video editing software packages to edit and produce Web streaming video based on Real Networks technology, as well as VHS quality digital video clips with CD-quality stereo sound. Using Broadway, a computer user can capture video from most analog sources, edit the digitized version created by Broadway, fully compress it to MPEG-1 and then distribute it on the Web or in hard media form. Users can also incorporate the finished video into multimedia applications, such as Web home pages, multimedia presentations and CD-ROMs. Broadway is composed of a PCI integrated circuit board and a graphical user interface compatible with Microsoft(R) Windows(R) based operating systems. The Company's standard Broadway package is shipped complete with Ulead Systems, Inc.'s MediaStudio Pro(TM) video editing software. Broadway is also designed to be integrated with a variety of other video editing packages, including Adobe Premiere(R).

     Broadway uses a robust implementation of the MPEG-1 and MPEG-2 standard that uses a combination of hardware and software to fully compress video clips into the MPEG-1 and MPEG-2 format. Users of the latest Pentium III+ processors can compress into MPEG-1 format in real-time. PCs with slower processors utilize hardware compression to achieve real-time compression. Advances in processor speed may make use of various software techniques to achieve faster compression and enhanced editing capability.

     Using the MPEG-1 and MPEG-2 standard allows Broadway to produce compressed videos, which may be played back at 30 frames per second: the standard, full-motion video speed. Additionally, many users choose to share video content via the Internet. These clips may be streamed, utilizing RealNetworks technology and played back at their destination via a RealNetworks player. Since many users have installed this player on their PC, this ability to communicate with video is rapidly gaining adherents.

   Customers and Sales

     The Company's sales and marketing strategy is to move down the technical sophistication curve and up the volume curve by targeting as primary customers audio/video professionals, business presentation and education developers, home hobbyists and family/home users.

     Worldwide, the Company's commercial products are sold directly on-line, as well as through a two-tier distribution network. Users can order directly from the Company's Web site for rapid delivery. The Company maintains direct relationships with international mass-market distributors as well as OEMs, resellers and VARs. The distributors sell the commercial products to retail outlets as well as smaller computer resellers and VARs. This allows the Company's products to be available through virtually any method used by its customers to purchase their products. The Company currently offers a 30-day money back guarantee on its commercial products.

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

     The Company's principal competition for the Broadway product includes other products with MPEG encoding such as Pinnacle System's DV500 DVD, Matrox's RT2500, Videonics' Python and Dazzle Multimedia's Snazzy and Dazzle products. These companies may have substantially greater financial, technical and marketing resources than the Company. In addition, there are a number of other competitors whose products are based on platforms and video standards other than those used by the Company.

Research and Development

     The Company intends to continue to invest in research and development for new products and for enhancements to existing products. The Company is currently targeting spending on research and development at an annual rate of approximately 28.0% of net sales. For the fiscal year ended November 30, 2002, the Company invested approximately $2,844,000, or 24.8% of net sales, in product development compared to $3,050,000, or 20.5% of net sales in the prior fiscal year.

     The Company employed, as of November 30, 2002, approximately 19 full-time engineers whose primary duties relate to product development. Outside firms and consultants are selectively engaged to develop or assist with development of products when favorable opportunities exist.

     In the data acquisition and imaging area, the Company's focus on hardware development includes the integration of application specific integrated circuits ("ASICs") into circuit boards, which may reduce cost and advance the development of new computer bus technologies (e.g., PCI). The Company's software development in data acquisition, imaging and machine vision centers on supporting Microsoft(R) Windows(R)-based operating systems.

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

Proprietary Rights

     The Company holds twelve United States patents, expiring from July 2003 through May 2019, and has two pending patent applications in the United States, none of which the Company believes is material to its business or operations. Pursuant to an agreement with Parent, the Company also has cross-licenses to technology under Parent's current patents and patent applications, together with technology resulting from patent applications, which Parent applied for through December 2, 1998.

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

Employees

     As of November 30, 2002, the Company employed approximately 83 persons worldwide. None of the employees is represented by a labor union. The Company believes it has good relations with its employees.

     Competition for employees with the product knowledge and skill set required by the Company is intense in the geographic areas in which the Company's operations are located. The Company believes that its future success will depend on its continued ability to attract and retain qualified employees, especially in research and development.

Executive Officers of the Company

Name                       Age      Position with the Company
----                       ---      --------------------------
Alfred A. Molinari, Jr.     61      Chairman and Chief Executive Officer
Jeffrey M. Cronin           38      Vice President, Operations
Michael A. DiPoto           35      Vice President, Finance, CFO and Treasurer
Ellen W. Harpin             47      Vice President Engineering
Andreas C. Randow           32      Vice President Technology

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

     Mr. DiPoto was appointed Vice President of Finance, Chief Financial and Treasurer in July 1999. Prior to that Mr. DiPoto served as the Chief Accounting Officer of the Company from March 1999 to June 1999. Prior to joining the Company Mr. DiPoto served as Corporate Controller of NuMega Technologies, Inc. from January 1996 to March 1999. Prior to that Mr. DiPoto served as Accounting Manager and Corporate Controller of Acuity Imaging, Inc. from January 1994 to December 1995.

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

     Mr. Randow was appointed Vice President of Technology in August 2002. Prior to joining the Company Mr. Randow served as Director of GTM Measure Precise, GmbH from May 1998 to July 2002. Prior to that Mr. Randow served as Director of Randow Softwaretechnik from January 1996 to April 1998.

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

     The Company's United Kingdom sales operations are conducted in a 1,000 square foot office facility in Basingstoke, Hants, England that is leased under a five-year renewable lease, expiring in 2004, by Data Translation Ltd. The minimum annual basic rent is approximately $43,000 per year.

     The Company's German sales operations are conducted in a 2,420 square foot office facility in Bietigheim-Bissingen, Germany that is leased under a five-year renewable lease, expiring in 2005, by Data Translation GmbH. The minimum annual basic rent is approximately $43,000 per year.

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

Item 4. Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of stockholders during the fourth quarter of fiscal 2002.

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters

     Until January 10, 2003, the common stock of the Company was traded in the over-the-counter market and was reported on the Nasdaq SmallCap Market System under the symbol "DATX." On that date the Company's listing of its common stock was terminated and the common stock is now traded on the over-the-counter bulletin board under the symbol "DATX.OB." The Company's stock began trading on December 16, 1996 subsequent to the stock dividend issued in connection with the Distribution. The high and low sale prices of the Company's Common Stock since the Distribution Date through January 31, 2003 as reported on the Nasdaq SmallCap Market System and the over-the-counter bulletin board were $9.91 and $.37, respectively. The table below sets forth the high and low quarterly sales prices of the Common Stock during the two most recent fiscal years:

                                 2002        2002        2001       2001
                                 High         Low        High        Low
                          ----------------------------------------------
First quarter                   $1.53       $.610      $2.875     $1.500
Second quarter                  1.400        .750       2.400      1.250
Third quarter                   1.300       0.500       2.350      0.800
Fourth quarter                   .790       0.370       1.250      0.800

     The Company has never paid a cash dividend on its Common Stock, and the Board of Directors does not anticipate paying cash dividends in the foreseeable future. As of January 31, 2003, there were approximately 150 stockholders of record of the Company's common stock.

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

Comparison of Fiscal Year Ended November 30, 2002 to Fiscal Year Ended November 30, 2001

     Net sales for the fiscal year ended November 30, 2002 were $11,550,000 compared to $14,885,000 for the same period in the prior year, which represents a decrease of approximately 22.4% or $3,335,000. Sales from the Company's data acquisition, imaging and machine vision products decreased approximately $2,172,000, or 18.3% from the prior fiscal year. The Company believes that the decrease in sales is primarily attributable to the impact of the global economic downturn. Discretionary spending by our customers has been reduced, causing delays and postponement of orders. The decrease is also attributable to reduced sales of the Company's legacy products as well as a shift in the data acquisition and imaging markets toward new, lower priced hardware and software products (particularly in PC prices) and competitive pricing pressures. Sales from the Company's commercial product, Broadway, decreased approximately $562,000, or 50.9%, from the comparable period in fiscal 2001, which the Company believes is due primarily to increased competition and pricing pressures within the video capture and encoding marketplace.

     Gross profit for the fiscal year ended November 30, 2002 was 53.6%, compared to 53.7% in the comparable period of the prior year. The slight decrease in gross profit from the comparable prior year period was the result of a less favorable product mix.

     The Company's loss from operations for fiscal 2002 was $1,206,000, compared to loss from operations of $1,405,000 in the comparable period of the prior year. A decrease in operating expenses as well as a higher gross margin percentage contributed to the decrease in loss from operations. Operating expenses for fiscal 2002 were $7,391,000 representing 64.0% of sales, compared to $9,400,000, representing 63.2% of sales, in the prior year. Fiscal year 2002 operating expenses include a significant investment in engineering development for the Company's fiscal 2003 product releases. Research and development expenses in fiscal year 2002 were $2,844,000, representing 24.6% of sales, compared to $3,050,000, representing 20.5% of sales, in the prior year period. The slight reduction in research and development expenses is primarily the result of reduced salaries within the engineering department. The expenses in research and development are comprised largely of expenses related to the Company's core product lines. Research and development expenses related to core engineering development in fiscal year 2002 were $2,824,000, representing 24.5% of sales, compared to $3,041,000, representing 20.4% of sales, in the prior year period. As a percentage of the Company's overall research and development expense, core development activities represented approximately 99% of the total research and development expenses in fiscal year 2002, compared to 99% in the prior year period. Sales and marketing expenses in fiscal year 2002 were $3,132,000, representing 27.1% of sales, compared to $4,627,000, representing 31.0% of sales, in the prior year period. The decrease in sales and marketing expenses is primarily a result of decreased spending in advertising, promotion and sales channel development as well as reduced headcount within the sales and marketing departments. General and administrative expenses in fiscal year 2002 were $1,415,000, representing 12.3% of sales, compared to $1,723,000, representing 11.6% of sales, for the comparable period in fiscal 2001. The decrease in general and administrative expenses is primarily the result of reduced headcount, salaries and professional fees within the general and administrative departments.

     Interest income for the fiscal year ended November 30, 2002 was $47,000, compared to interest income of $76,000, for the same period in fiscal 2001. The decrease in interest income was a result of less favorable interest rates during fiscal 2002 and lower cash balances.

     Net loss for the fiscal year ended November 30, 2002 was $1,159,000, or $0.33 per diluted share, compared to a net loss of $1,329,000, or $0.52 per diluted share, for the same period in fiscal 2001.

Comparison of Fiscal Year Ended November 30, 2001 to Fiscal Year Ended November 30, 2000

     Net sales for the fiscal year ended November 30, 2001 were $14,885,000 compared to $15,924,000 for the same period in the prior year, which represents a decrease of approximately 6.5% or $1,040,000. Sales from the Company's data acquisition, imaging and machine vision products decreased approximately $744,000, or 5.9% from the prior fiscal year. The Company believes that the decrease in sales is primarily attributable to the impact of the global economic downturn. Discretionary spending by our customers has been reduced, causing delays and postponement of orders. The decrease is also attributable to reduced sales of the Company's legacy products as well as a shift in the data acquisition and imaging markets toward new, lower priced hardware and software products (particularly in PC prices) and competitive pricing pressures. Sales from the Company's commercial product, Broadway, decreased approximately $821,000, or 42.6%, from the comparable period in fiscal 2000, which the Company believes is due primarily to increased competition and pricing pressures within the video capture and encoding marketplace.

     Gross profit for the fiscal year ended November 30, 2001 was 53.7%, compared to 52.3% in the comparable period of the prior year. The increase in gross profit from the comparable prior year period was the result of lower manufacturing overhead expenses as well as a more favorable product mix.

     The Company's loss from operations for fiscal 2001 was $1,405,000, compared to loss from operations of $1,827,000 in the comparable period of the prior year. A decrease in operating expenses as well as a higher gross margin percentage contributed to the increase in income from operations. Operating expenses for fiscal 2001 were $9,400,000 representing 63.2% of sales, compared to $10,161,000, representing 63.8% of sales, in the prior year. Fiscal year 2001 operating expenses include a significant investment in engineering development for the Company's fiscal 2002 product releases. Research and development expenses in fiscal year 2001 were $3,050,000, representing 20.5% of sales, compared to $3,031,000, representing 19.0% of sales, in the prior year period. The expenses in research and development are comprised largely of expenses related to the Company's core product lines. Research and development expenses related to core engineering development in fiscal year 2001 were $3,041,000, representing 20.4% of sales, compared to $2,830,000, representing 17.8% of sales in the prior year period. As a percentage of the Company's overall research and development expense, core development activities represented approximately 99% of the total research and development expenses in fiscal 2001, compared to 93% in the prior year period. Sales and marketing expenses in fiscal year 2001 were $4,627,000, representing 31.0% of sales, compared to $5,113,000, representing 32.1% of sales, in the prior year period. The decrease in sales and marketing expenses is primarily a result of decreased spending in advertising, promotion and sales channel development as well as reduced headcount within the sales and marketing departments. General and administrative expenses in fiscal year 2001 were $1,723,000, representing 11.6% of sales, compared to $2,017,000, representing 12.7% of sales, for the comparable period in fiscal 2000. The decrease in general and administrative expenses is primarily the result of reduced headcount, salaries and professional fees within the general and administrative departments.

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

Liquidity and Capital Resources

     As of November 30, 2002, the Company had cash, cash equivalents and short term investments totaling $3,159,000, as compared to cash, cash equivalents and short term investments of $3,733,000 as of November 30, 2001.

     During fiscal 2002, the Company used $496,000 in operating activities, resulting from the net loss for the fiscal year, a decrease in accrued expenses, partially offset by decreases in inventory, accounts receivable, prepaid expenses and an increase in accounts payable.

     The Company used $114,000 in investing activities during fiscal 2002, mainly as a result of acquisitions of property and equipment.

      The Company did not generate any funds from financing activities during fiscal 2002.

     The Company believes that its existing cash, cash equivalents and short-term investment balances and cash flows expected to be generated from future operations will be sufficient to meet its capital requirements for at least the next twelve months. The Company's future capital requirements will depend on many factors, including the rate of revenue growth, the timing and extent of spending to support product development efforts and expansion of sales and marketing, the timing of introductions of new products and enhancements to existing products, and market acceptance of the Company's products. There can be no assurances that additional funding, if required, will be available on acceptable terms or at all.

Results of Operations

     The following table shows certain statement of operations data as a percentage of net sales.

                                                       Fiscal Year Ended
                                                          November 30,
                                                ------------------------------
                                                  2002       2001       2000
                                                --------   --------   --------
 Net sales                                         100.0%     100.0%     100.0%

 Gross margin                                       53.6       53.7       52.3
 Research and development expenses                  24.6       20.5       19.0
 Selling and marketing expenses                     27.1       31.0       32.1
 General and administrative expenses                12.3       11.6       12.7
                                                --------   --------   --------
 Income (loss) from operations                     (10.4)      (9.4)     (11.5)
 Interest income (expense) and other, net            0.4        0.5        0.7
                                                --------   --------   --------
 Income (loss) from operations before
    provision for income taxes                     (10.0)      (8.9)     (10.8)
 Provision for income taxes                          0.0        0.0        0.0
                                                --------   --------   --------
 Net income (loss)                                 (10.0)%     (8.9)%    (10.8)%
                                                ========   ========   ========

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

Significant fluctuations and unpredictability of operating results

     Our quarterly operating results may vary significantly for a number of reasons, including new product announcements and introductions by us or our competitors, changes in pricing, and the volume and timing of orders received during each quarter. Historically a significant percentage of our net sales have resulted from orders received from universities, research laboratories and government agencies. These sales are historically slower during our third fiscal quarter as a result of seasonal vacation schedules and university shutdowns. We have also in the past experienced delays in the development of new products and enhancements, and such delays may occur in the future. These factors make the forecasting of revenue inherently uncertain. Additionally, a significant portion of our operating expenses are relatively fixed, and operating expense levels are based primarily on internal expectations of future revenue. As a consequence, quarterly operating expense levels cannot be reduced rapidly in the event that quarterly revenue levels fail to meet internal expectations. Therefore, if quarterly revenue levels fail to meet internal expectations, our operating results would be adversely affected.

Development and introduction of new products

     Our future success depends upon our ability to address the rapidly changing needs of our customers by developing and introducing high-quality, cost-effective products, product enhancements and services on a timely basis and by keeping pace with technological developments and emerging industry standards. We have new product launches and upgrades to our existing products planned for fiscal year 2003. Our future revenue growth will be dependent on the success of these new product launches as legacy product sales continue to erode. We have in the past experienced delays in product development and such delays may occur in the future. In addition, as we introduce new or enhanced products, we will have to manage successfully the transition from older products in order to minimize disruption in our customers' ordering patterns, avoid excessive levels of older product inventories and ensure that enough supplies of new products can be delivered to meet our customers' demands. Our ability to develop and successfully introduce new products and product enhancements, which are broadly accepted, will affect our revenues.

Dependence on a few key original equipment manufacturers (OEMs)

     We depend on a few key original equipment manufacturer customers (OEMs). For example, in the year ended November 30, 2002, sales to our OEM channel represented 39% of our total revenue. We anticipate that our operating results will continue to depend on sales to the OEM channel. Therefore, the loss of any of our OEMs or a significant reduction in sales to these OEMs could substantially reduce our revenues.

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

Reliance on international sales

     Sales of our products outside of North America represented approximately 44% of our net sales for the fiscal year ended November 30, 2002. International sales and operations may be subject to risks such as the imposition of government controls, export license requirements, restrictions on the export of critical technology, less effective enforcement or proprietary rights, currency exchange fluctuations, generally longer collection periods, political instability, trade restrictions, changes in tariffs, difficulties in staffing and managing international operations, potential insolvency of international resellers and difficulty in collecting accounts receivable. Our international sales are also subject to more seasonal fluctuation than domestic sales. In this regard, the traditional summer vacation period, which occurs during our third fiscal quarter, may result in a decrease in sales, particularly in Europe. There can be no assurance that these factors will not have an adverse effect on our future international operations and consequently, on our business and operating results.

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

Intellectual property rights

     Our products may infringe the intellectual property rights of others, which may cause us to incur unexpected costs or prevent us from selling our products. We cannot be certain that our products do not infringe issued patents or other intellectual property rights of others. Because patent applications in the United States are not publicly disclosed until the patent is issued, applications relating to our products may have been filed without our knowledge. We may be subject to legal proceedings and claims from time to time, including claims of alleged infringement of the patents, trademarks and other intellectual property rights of third parties by us or our licensees in connection with their use of our products. Intellectual property litigation is expensive and time-consuming, and could divert our management's attention away from running our business and could seriously harm our business. If we were to discover that our products violated the intellectual property rights of others, we would have to obtain licenses from these parties in order to continue marketing our products without substantial reengineering. We might not be able to obtain the necessary licenses on acceptable terms or at all, and if we could not obtain such licenses, we might not be able to reengineer our products successfully or in a timely fashion. If we fail to address any infringement issues successfully, we will be forced to incur significant costs and could be prevented from selling our products. Our intellectual property or proprietary rights could be misappropriated, which could force us to become involved in expensive and time-consuming litigation.

Recently enacted and proposed regulatory changes

     Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules proposed by the SEC and NASDAQ could cause us to incur increased costs as we evaluate the implications of new rules and respond to new requirements. The new rules could make it more difficult for us to obtain certain types of insurance, including directors and officers liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on the Company's board of directors, or as executive officers. We are presently evaluating and monitoring developments with respect to these new and proposed rules, and we cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs.

                     DATA TRANSLATION, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Report of Independent Certified Public Accountants-BDO Seidman, LLP ......   F-2
Report of Independent Certified Public Accountants-Arthur Andersen LLP ...   F-3
Consolidated Balance Sheets as of November 30, 2002 and 2001 .............   F-4
Consolidated Statements of Operations for the Fiscal Years Ended
  November 30, 2002, 2001 and 2000 .......................................   F-5
Consolidated Statements of Stockholders' Investment and Comprehensive
  Loss for the Fiscal Years Ended November 30, 2002, 2001 and 2000 .......   F-6
Consolidated Statements of Cash Flows for the Fiscal Years
  Ended November 30, 2002, 2001 and 2000 .................................   F-7
Notes to Consolidated Financial Statements ...............................   F-8

Item 7.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Shareholders and Directors of Data Translation, Inc.:

     We have audited the accompanying consolidated balance sheet of Data Translation, Inc. (a Delaware corporation) and subsidiaries as of November 30, 2002 and the related consolidated statements of operations, stockholders' investment and comprehensive loss and cash flows for the year then ended. These financial statements are the responsibility of Data Translation, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Data Translation, Inc. and subsidiaries as of November 30, 2002 and the results of their operations and their cash flows for the year then ended , in conformity with accounting principles generally accepted in the United States of America.

                                        BDO SEIDMAN, LLP

Boston, Massachusetts
December 20, 2002

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with Data Translation Inc.'s filing on Form 10-KSB for the year ended November 30, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-KSB, as Arthur Andersen LLP ceased providing audit services as of August 31, 2002. The consolidated balance sheet as of November 30, 2000 and the consolidated statements of operations, stockholders' investment and comprehensive loss and cash flows for the year ended November 30, 1999 referred to in this report have not been included in the accompanying financial statements.

To Data Translation, Inc.:

     We have audited the accompanying consolidated balance sheets of Data Translation, Inc. (a Delaware corporation) and subsidiaries as of November 30, 2001 and 2000 and the related consolidated statements of operations, stockholders' investment and comprehensive income (loss) and cash flows for each of the three years in the period ended November 30, 2001. These financial statements are the responsibility of Data Translation, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Data Translation, Inc. and subsidiaries as of November 30, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2001, in conformity with accounting principles generally accepted in the United States.


                                        ARTHUR ANDERSEN LLP

Boston, Massachusetts
December 20, 2001 (except with respect
  to the matters discussed in Note 12, as to which the date is February 21, 2002)

                     DATA TRANSLATION, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                             November 30,
                                                             ------------
                                                          2002          2001
                                                          ----          ----
Current Assets:
  Cash and cash equivalents ........................  $ 2,034,000   $ 3,618,000
  Short term investments ...........................    1,010,000            --
  Marketable securities ............................      115,000       115,000
  Accounts receivable, net .........................    1,121,000     1,480,000
  Inventories ......................................    1,269,000     1,324,000
  Prepaid expenses .................................      287,000       390,000
                                                      -----------   -----------
     Total current assets ..........................    5,836,000     6,927,000

Property and equipment, net ........................      304,000       469,000
Other assets .......................................       34,000        77,000
                                                      -----------   -----------
     Total assets ..................................  $ 6,174,000   $ 7,473,000
                                                      ===========   ===========

Current Liabilities:
  Accounts payable .................................  $   934,000   $   857,000
  Accrued expenses (Note 9) ........................    1,592,000     1,844,000
                                                      -----------   -----------
     Total current liabilities .....................    2,526,000     2,701,000


Commitments and Contingencies (Note 6)

Stockholders' Investment (Note 4):
  Preferred stock, $0.01 par value--
     Authorized: 5,000,000 shares; none issued
       or outstanding ..............................           --            --
  Common stock, $0.01 par value--
     Authorized: 30,000,000 shares; 3,568,412
       shares issued at November 30, 2002 and 2001,
       3,511,947 shares outstanding at November 30,
       2002 and 2001  ..............................       36,000        36,000

  Additional paid-in capital .......................   14,642,000    14,642,000
     Treasury stock, common, at cost,
       56,465 shares at November 2002 and 2001 .....     (227,000)     (227,000)
     Accumulated deficit ...........................  (10,770,000)   (9,611,000)
  Cumulative translation adjustment ................      (33,000)      (68,000)
                                                      -----------   -----------
     Total stockholders' investment ................    3,648,000     4,772,000
                                                      -----------   -----------
     Total liabilities and stockholders'
        investment .................................  $ 6,174,000   $ 7,473,000
                                                      ===========   ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     DATA TRANSLATION, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       Fiscal Years Ended November 30,
                                                                       -------------------------------
                                                                  2002             2001              2000
                                                                  ----             ----              ----
Net sales .................................................   $11,550,000       $14,885,000       $15,924,000
Cost of sales .............................................     5,365,000         6,890,000         7,590,000
                                                              -----------       -----------       -----------
      Gross profit ........................................     6,185,000         7,995,000         8,334,000
Research and development expenses .........................     2,844,000         3,050,000         3,031,000
Selling and marketing expenses ............................     3,132,000         4,627,000         5,113,000
General and administrative expenses .......................     1,415,000         1,723,000         2,017,000
                                                              -----------       -----------       -----------
      Loss from operations ................................    (1,206,000)       (1,405,000)       (1,827,000)
Interest income ...........................................        47,000            76,000           114,000
                                                              -----------       -----------       -----------
      Loss before provision for income taxes ..............    (1,159,000)       (1,329,000)       (1,713,000)
Provision for income taxes (Note 7) .......................            --                --               --
                                                              -----------       -----------       -----------
      Net loss ............................................   $(1,159,000)      $(1,329,000)      $(1,713,000)
                                                              ===========       ===========       ===========
Basic and diluted net loss per common share (Note 3) ......   $     (0.33)      $     (0.52)      $     (0.78)
                                                              ===========       ===========       ===========
Basic and diluted weighted average number of common
   shares outstanding .....................................     3,511,000         2,579,000         2,205,000
                                                              ===========       ===========       ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     DATA TRANSLATION, INC. AND SUBSIDIARIES

   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT AND COMPREHENSIVE LOSS

                                 Common Stock              Treasury Stock
                       --------------------------------  -------------------
                                   $0.01    Additional  Number                             Cumulative      Total
                        Number      Par      Paid-in      of                Accumulated   Translation  Stockholders'   Comprehensive
                       of Shares   Value     Capital    Shares    Amount      Deficit      Adjustment    Investment         Loss
                       ---------  -------  -----------  ------  ----------  ------------  -----------  -------------   -------------
Balance, November
 30, 1999 ...........  2,175,780  $22,000  $12,891,000  15,000  $ (43,000)  $ (6,569,000)  $ (51,000)   $ 6,250,000              --
   Proceeds from
    stock plans .....    106,141    1,000      254,000      --         --             --         --         255,000              --
   Purchase of
    treasury stock ..         --       --           --  41,465   (184,000)            --         --        (184,000)             --
   Translation
    adjustment ......         --       --           --      --         --             --     (35,000)       (35,000)        (35,000)
   Net loss .........         --       --           --      --         --     (1,713,000)        --      (1,713,000)     (1,713,000)
                       ---------  -------  -----------  ------  ---------   ------------   ---------     ----------     -----------
Total Comprehensive
 Loss ...............                                                                                                   $(1,748,000)
                                                                                                                        ===========
Balance, November
 30, 2000 ...........  2,281,921   23,000   13,145,000  56,465   (227,000)    (8,282,000)    (86,000)     4,573,000
   Proceeds from
    stock plans .....     48,222    1,000       63,000      --         --             --          --         64,000             --
   Proceeds
    from rights
    offering, net
    of $102,000 in
    issuance costs ..  1,238,269   12,000    1,434,000      --         --             --          --      1,446,000             --
   Translation
    adjustment ......         --       --           --      --         --             --      18,000         18,000          18,000
   Net loss .........         --       --           --      --         --     (1,329,000)         --     (1,329,000)     (1,329,000)
                       ---------  -------  -----------  ------  ---------   ------------   ---------     ----------     -----------
Total Comprehensive
 Loss ...............                                                                                                   $(1,311,000)
                                                                                                                        ===========
Balance, November
 30, 2001 ...........  3,568,412   36,000   14,642,000  56,465   (227,000)    (9,611,000)    (68,000)     4,772,000
   Translation
    adjustment ......         --       --           --      --         --             --      35,000         35,000          35,000
   Net loss .........         --       --           --      --         --     (1,159,000)         --     (1,159,000)     (1,159,000)
                       ---------  -------  -----------  ------  ---------   ------------   ---------     ----------     -----------
Total Comprehensive
 Loss ...............                                                                                                   $(1,124,000)
                                                                                                                        ===========
Balance, November
 30, 2002 ...........  3,568,412  $36,000  $14,642,000  56,465  $(227,000)  $(10,770,000   $ (33,000)   $ 3,648,000
                       ---------  -------  -----------  ------  ---------   ------------   ---------     ----------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     DATA TRANSLATION, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 Fiscal Years Ended November 30,
                                                                 -------------------------------
                                                             2002               2001              2000
                                                             -----              ----              ----
 Cash Flows from Operating Activities:
    Net loss ........................................     $(1,159,000)      $(1,329,000)      $(1,713,000)
    Adjustments to reconcile net loss to net
     cash used in operating activities:
      Depreciation and amortization .................         321,000           484,000           677,000
      Reserve for doubtful accounts .................          12,000            23,000            12,000
      Changes in current assets and liabilities:
        Accounts receivable .........................         347,000           477,000            43,000
        Inventories .................................          55,000           253,000          (283,000)
        Prepaid expenses ............................         103,000           154,000          (187,000)
        Accounts payable ............................          77,000          (593,000)          804,000
        Accrued expenses ............................        (252,000)          (51,000)         (254,000)
        Deferred income taxes .......................              --                --            (3,000)
                                                          -----------       -----------       -----------
        Net cash used in operating activities .......        (496,000)         (582,000)         (904,000)
                                                          -----------       -----------       -----------
 Cash Flows from Investing Activities:
    Purchases of property and equipment .............        (156,000)          (64,000)         (324,000)
    Purchase of marketable securities ...............        (115,000)         (115,000)         (114,000)
    Maturity of marketable securities ...............         115,000           114,000           109,000
    Decrease (increase) in other assets .............          42,000            (5,000)          (50,000)
                                                          -----------       -----------       -----------
        Net cash used in investing activities .......        (114,000)          (70,000)         (379,000)
                                                          -----------       -----------       -----------
 Cash Flows from Financing Activities:
    Purchase of treasury stock ......................              --                --          (184,000)
    Proceeds from stock plans .......................              --            64,000           255,000
    Proceeds from rights offering ...................                         1,446,000                --
                                                          -----------       -----------       -----------
        Net cash provided by financing
          activities ................................              --         1,510,000            71,000
 Exchange Rate Effects ..............................          36,000            19,000           (36,000)
                                                          -----------       -----------       -----------
 Net (decrease) increase in cash and cash
   equivalents ......................................        (574,000)          877,000        (1,248,000)

 Cash and cash equivalents, beginning of year .......       3,618,000         2,741,000         3,989,000
                                                          -----------       -----------       -----------
 Cash and cash equivalents, end of year .............     $ 3,044,000       $ 3,618,000       $ 2,741,000
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

     The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under this standard, the Company is required to classify all investments in debt and equity securities into one or more of the following three categories: held-to-maturity, available-for-sale or trading. The Company's marketable security as of November 30, 2002 matures in August 2003 and is classified as held-to-maturity as the Company has the positive intent and ability to hold to maturity. Marketable securities are reported at amortized cost, which approximates fair market value. The Company's cash equivalents and marketable securities are invested in highly rated government securities and highly liquid money market funds.

                    DATA TRANSLATION, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     (d) Inventories

     Inventories are stated at the lower of first-in, first-out ("FIFO") cost or market and consist of the following:

                                                      November 30,
                                                      ------------
                                                  2002             2001
                                                  ----             ----
      Raw materials ......................... $  953,000       $  951,000
      Work-in-process .......................    128,000          116,000
      Finished goods ........................    188,000          257,000
                                              ----------       ----------
                                              $1,269,000       $1,324,000
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

     (e) Depreciation and Amortization

     The Company provides for depreciation and amortization, using the straight-line method, by charges to operations in amounts that allocate the cost of the equipment and leasehold improvements over their following estimated useful lives:

                                                                     Useful
      Description                                                    Lives
      -----------                                                 ------------
      Machinery and equipment ..................................  3 to 5 years
      Furniture and fixtures ...................................    7 years
      Vehicles .................................................    3 years

     Leasehold improvements are amortized over the shorter of their economic life or the life of the lease.

   (f) Property and Equipment

     Property and equipment are stated at cost, less accumulated depreciation and amortization, and consist of the following:

                                                          November 30,
                                                   ------------------------
                                                      2002           2001
                                                      ----           ----
      Machinery and equipment .................... $3,819,000    $4,231,000
      Furniture and fixtures .....................    149,000       148,000
      Vehicles ...................................     61,000        61,000
      Leasehold improvements .....................  1,055,000     1.019,000
                                                   ----------    ----------
                                                    5,084,000     5,459,000
      Less--Accumulated depreciation
          and amortization .......................  4,780,000     4,990,000
                                                   ----------    ----------
                                                   $  304,000    $  469,000
                                                   ==========    ==========

                    DATA TRANSLATION, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     (g) Other Assets

     Other assets include long-term deposits and an investment in preferred stock of a company. The investment has been fully reserved for as of November 30, 2002. The investment was carried at cost as of November 30, 2001.

     (h) Foreign Currency

     The Company translates the assets and liabilities of its foreign subsidiaries at the rates of exchange in effect at year-end. Revenues and expenses are translated using exchange rates in effect during the year. Gains and losses from foreign currency translation are credited or charged to "Cumulative translation adjustment" included in stockholders' investment in the accompanying consolidated balance sheets. Foreign currency transaction gains and losses are included in general and administrative expenses in the accompanying consolidated statements of operations. Foreign currency transaction gains and losses were not significant for the years ended November 30, 2002, 2001 or 2000.

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

     During 2002 the Company adopted Emerging Issues Task Force (EITF) 00-10, Accounting for Shipping and Handling Fees and Costs. In accordance with this EITF, all amounts billed to a customer in a sale transaction related to shipping and handling should be classified as revenue. Companies must also decide whether to include these shipping and handling costs in cost of sales, or if significant and are not to be included in cost of sales, a company should disclose both the amount of such costs and the line item on its statement of operations that includes these costs. The Company has historically accounted for shipping and handling expenses as a reduction to the cost of sales in the statement of operations to offset the costs incurred. The Company has recorded shipping and handling costs in revenues and cost of sales in the accompanying statements of operations for the years ended November 30, 2002, 2001 and 2000.

     During 2002, the Company adopted EITF 01-14, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred. In accordance with this EITF, reimbursements received for out-of-pocket expenses incurred should be characterized in the income statement as revenue. The Company has historically accounted for the reimbursements received for out-of-pocket expenses incurred as a reduction to the cost of sales in the statement of operations to offset the costs incurred. The Company had no reimbursements for out-of-pocket costs for the years ended November 30, 2002, 2001 or 2000.

     (j) Research and Development Costs

     The Company charges research and development costs to operations as incurred.

     (k) Concentration of Credit Risk

     SFAS No. 105, Disclosure of Information About Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance sheet and credit risk concentrations. The Company has no significant off-balance sheet risk or concentration of credit risk

                    DATA TRANSLATION, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


such as foreign exchange contracts, option contracts or other foreign hedging arrangements. Financial instruments that subject the Company to credit risk consist primarily of trade accounts receivable. As of November 30, 2002 and 2001, no individual customer accounted for greater than 10% of accounts receivable. For the years ended November 30, 2002, 2001 and 2000, no individual customer accounted for greater than 10% of revenues.

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

     The Company accounts for stock options issued to non-employees in accordance with SFAS No. 123 and Emerging Issues Task Force (EITF) Issue No. 96-18, Accounting for Equity Instruments Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. On September 25, 2000, the Company issued options to purchase 10,000 common shares to non-employees. As of November 30, 2002, options to purchase 6,664 common shares were vested. The value of these shares was not material in fiscal 2002. As of November 30, 2002, 3,336 options are subject to vesting over the next two years. The Company will record the value of these options over the period that services are being provided.

     (n) Long-Lived Assets

     During 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS No. 121 and the accounting and reporting provisions of APB No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.

     The Company reviews its long-lived assets for impairment as events and circumstances indicate that the carrying amount of an asset may not be recoverable. Management believes that as of November 30, 2002 and 2001, none of the Company's long-lived assets was impaired.

     (o) Comprehensive Income (Loss)

     SFAS No. 130, Reporting Comprehensive Income, requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Comprehensive income (loss) consists of the net income
(loss) plus translation adjustments resulting from the consolidation of the Company's foreign operations (see Note 2 (h)) and is disclosed in the accompanying consolidated statements of stockholders' investment and comprehensive loss.

     (p) Disclosures about Segments of an Enterprise

     SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information

                    DATA TRANSLATION, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate financial information is available for evaluation by the chief decision-maker, or decision making group, in making decisions how to allocate resources and assess performance. The Company's chief operating decision-maker, as defined under SFAS No. 131, is the chief executive officer (see Note 8).

     (q) Derivatives

     SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and SFAS No. 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company adopted SFAS No. 133 in the fiscal year ended November 30, 2001. The adoption did not have a material impact on the Company's financial statements or results of operations.

     (r) New Accounting Standards

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements and FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This statement also amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and various other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This statement is effective for financial statements issued on or after May 15, 2002. The adoption of the statement did not have a material effect of the consolidated statement of operations.

     In July 30, 2002, the FASB issued FASB Statement No. 146, Accounting for the Costs Associated with Exit or Disposal Activities. This statement requires companies to recognize costs associated with exit or disposal activities only when liabilities for those costs are incurred rather than at the date of a commitment to an exit or disposal plan. FASB No. 146 also requires companies to initially measure liabilities for exit and disposal activities at their fair values. FASB No. 146 replaces Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) and EITF No. 88-10, Costs Associated with Lease Modification or Termination. The provisions of FASB No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No.
123. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This Statement also requires that those effects be disclosed more prominently by specifying the form, content, and location of those disclosures.

                    DATA TRANSLATION, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3. Net Income (Loss) Per Common Share

     The Company applies SFAS No. 128, Earnings Per Share. This statement establishes standards for computing and presenting earnings per share and applies to entities with publicly traded common stock or potential common stock. Basic earnings per share is determined by dividing net income (loss) by the weighted average common shares outstanding during the period. Diluted earnings per share is determined by dividing net income (loss) by diluted weighted average shares outstanding. Diluted weighted average shares reflects the dilutive effect, if any, of potential common stock. Potential common stock includes options to purchase common stock to the extent their effect is dilutive. Basic net loss per share is the same as diluted net loss per share for all periods presented, as the effects of the potential common stock are antidilutive. Diluted weighted average shares outstanding do not include approximately 621, 10,578, and 146,759 shares of potential common stock, calculated using the treasury stock method, for the years ended November 30, 2002, 2001 and 2000, respectively, as their effect would be antidilutive.

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

     (b) Rights Offering

     The Company commenced a rights offering of up to 2,325,614 shares of common stock to its existing stockholders at a subscription price of $1.25 per share on July 26, 2001. Each holder of common stock of record as of July 25, 2001, was entitled to receive one right for each share of common stock held as of such date. Stockholders who fully exercised their basic subscription rights also had over-subscription privileges. The subscription period for the rights offering expired on August 14, 2001. As of the expiration date of the rights offering, the holders of the rights had subscribed for an aggregate of 1,238,269 shares of common stock for total net proceeds to the Company of approximately $1,446,000.

     (c) Employee Stock Purchase Plan

     In December 1996, the Company established an Employee Stock Purchase Plan (the "ESPP") which permits the eligible employees of the Company and its subsidiaries to purchase shares of the Company's common stock, at 85% of the Company's closing market price on either the first day or last day of the applicable six-month period, whichever is lower. Employees may participate in the ESPP through regular monthly payroll deductions of up to 10% of their pre-tax gross salary. Subject to adjustment for stock splits, stock dividends and similar events, a maximum of 300,000 shares of common stock may be issued under the ESPP. Through November 30, 2002, 144,550 shares of common stock have been purchased under the ESPP.(d) Stock Option Plans

     Replacement Stock Option Plan

     Effective December 2, 1996, the Company's Board of Directors adopted the Company's Replacement Stock Option Plan (the "Replacement Plan"). The Replacement Plan provided for the issuance of options to purchase

                    DATA TRANSLATION, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


shares of the Company's common stock (the "Replacement Options") to holders of options to purchase shares of Parent Stock that were granted under Parent Plans and which were outstanding on the Distribution Date (the "Parent Options") as part of an adjustment to the Parent Options. The Company has authorized the issuance of up to 275,000 shares of the Company's common stock under the Replacement Plan, of which options for 264,794 shares of common stock were granted as of November 30, 2002. No additional options may be granted under the Replacement Plan.

     It was intended that Replacement Options issued to employees of the Company ("Transferred Employees") in respect of Parent Options that qualified as incentive stock options (ISO's) shall continue to qualify as ISO's pursuant to
Section 424(a) of the Internal Revenue Code. Replacement Options that do not qualify as ISO's will be nonqualified stock options.

     1996 Stock Option Plan

     In December 1996, the Company adopted the 1996 Stock Option Plan (the "1996 Plan") for its key employees, directors and others, which permits the grant of stock options as approved by the Company's Board of Directors (the Board). Under the 1996 Plan, 1,500,000 shares of common stock have been reserved for issuance. At the discretion of the Board, options granted pursuant to the 1996 Plan may be ISO's as defined by the Code provided that the exercise price of the stock option is not less than 100% of the fair market value of the Company's common stock. The Board will determine the exercise price of stock options granted and when the options will vest and expire, but in no event will the option period exceed 10 years. As of November 30, 2002, 1,415,117 shares of common stock were available for future issuance under the 1996 Plan.

     All of the Company's stock options granted to employees during 2002, 2001 and 2000 were granted with exercise prices equal to the fair market value of the Company's common stock. As a result, in accordance with APB Opinion No. 25, no stock-based compensation was recorded in connection with these options.

     The stock option activity under the Replacement Plan and the 1996 Plan for the three years ended November 30, 2002 is as follows:

                                    Number of   Exercise Price     Weighted Avg
                                      Shares         Range        Exercise Price
                                    ---------   --------------    --------------
Outstanding, November 30, 1999 ...   499,912      $1.44- 5.53          $3.24
     Granted .....................   598,650       2.94- 8.88           6.21
     Exercised ...................   (86,572)      1.44- 5.08           2.25
     Expired/canceled ............  (183,796)      1.44- 8.88           6.15
                                    --------      -----------          -----
Outstanding, November 30, 2000 ...   828,194       1.50- 8.88           5.81
     Granted .....................    15,300       1.50- 2.50           1.96
     Exercised ...................       200       1.50- 1.50           1.50
     Expired/canceled ............  (218,914)      1.50- 7.75           4.94
                                    --------      -----------          -----
Outstanding, November 30, 2001 ...   624,780       1.50- 8.88           4.81
     Granted .....................   370,400        .46- 1.00            .62
     Exercised ...................         0        .00-  .00            .00
     Expired/canceled ............  (424,800)       .68- 8.88           6.14
                                    --------      -----------          -----
Outstanding, November 30, 2002 ...   570,380      $ .46-$6.75          $1.83
                                    ========      ===========          =====
Exercisable, November 30, 2000 ...   204,042      $1.50-$8.88          $4.53
                                    ========      ===========          =====
Exercisable, November 30, 2001 ...   347,313      $1.50-$8.88          $4.81
                                    ========      ===========          =====
Exercisable, November 30, 2002 ...   297,029      $ .46-$6.75          $1.89

                    DATA TRANSLATION, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The range of exercise prices for options outstanding and options exercisable at November 30, 2002 for the Replacement Plan and the 1996 Plan is as follows:

                                       Weighted        Weighted                 Weighted
                                        Average         Average                  Average
       Range of          Options      Remaining        Exercise     Options     Exercise
   Exercise Prices    Outstanding   Contractual Life     Price    Exercisable     Price
   ---------------    -----------   ----------------   --------   -----------   --------
   $ .46- .50            5,500            5.3           $ .47           0       $ .47
   $ .60               232,800            5.0             .60      77,568         .60
   $ .66-1.00          127,700            3.8             .77      38,882         .77
   $1.50                85,438            2.1            1.50      80,885        1.50
   $1.94-2.25            3,226            1.6            2.00       2,592        2.00
   $2.41                21,496            1.1            2.41      21,496        2.41
   $2.50-3.00           57,220            2.1            2.95      39,274        2.95
   $3.25-6.75           37,000            1.1            4.10      36,332        4.10
                       -------           ----           ------    -------       -----
                       570,380           2.75           $1.83     297,029       $1.89
                       =======           ====           =====     =======       =====


     (e) Stock-based Compensation

     The Company has computed the pro forma disclosures required under SFAS No. 123 for all stock option grants during the years ended November 30, 2002, 2001 and 2000 using the Black-Scholes option pricing model prescribed by SFAS No.
123. The assumptions used in 2002, 2001 and 2000 are as follows: dividend yield of 0% for all years; expected volatility of 31%, 62% and 77% respectively, risk-free interest rates of 2.94% - 4.74%, 3.91% - 5.17% and 5.42% - 6.69%
respectively, and expected lives of five years for all years. The weighted average grant date fair value of options granted during 2002, 2001 and 2000 was $.62, $1.96 and $6.21, respectively. The weighted average remaining contractual life of outstanding options at November 30, 2002 was 2.75 years.

     Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have been the following pro forma amounts:

                                                         Years Ended November 30,
                                                         -----------------------
                                                   2002          2001           2000
                                                   ----          ----           ----
Net loss:
     As reported ............................  $(1,159,000)  $(1,329,000)   $(1,713,000)
     Pro forma ..............................  $(1,859,000)  $(1,985,000)   $(2,557,000)
Basic and diluted net loss per common
  and potential common share outstanding:
     As reported ............................  $     (0.33)  $     (0.52)   $     (0.78)
     Pro forma ..............................  $     (0.53)  $     (0.77)   $     (1.16)

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

                    DATA TRANSLATION, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     (f) Stock Buyback Plan

     On June 22, 2000, the Company announced that its Board had approved the purchase of up to 250,000 of its shares of common stock over the remainder of the calendar year. Purchases were made at prevailing prices as market conditions and cash availability permitted. As of December 31, 2000, the Company had completed the programs and repurchased 41,465 and 15,000 shares of its common stock under the 2000 and a 1999 stock buyback plan, respectively, for an aggregate purchase price of $227,000, which is classified as treasury stock in the accompanying consolidated statements of stockholders' investment and comprehensive income (loss).

     (g) Stock Option Repricing

     On December 16, 1998, the Company's Board authorized the repricing of employee options to purchase 100,000 shares of common stock from an exercise price of $3.00 per share to an exercise price of $1.50 per share, which represented the fair market value of the Company's common stock on the date of repricing. These options are subject to variable plan accounting, as defined in FIN 44 (see Note 2(m)). There were no charges required during fiscal years 2002, 2001 or 2000 related to fluctuations in the Company's stock price. As of November 30, 2002 and 2001, options to purchase 50,001 shares of common stock, are outstanding and are still subject to variable plan accounting.

     (h) Stock Option Exchange

     On February 21, 2002, the Company announced an offer to certain holders of outstanding options to purchase the Company's common stock the opportunity to exchange and cancel their outstanding options to purchase shares of the Company's common stock for new options to purchase the same number of shares covered by the options tendered for exchange. All options having an exercise price of $4.00 or more per share that were then currently outstanding under the Company's 1996 Stock Option Plan were eligible. The option holder must continue to be an employee of the Company on the date of grant of new options, which was to be on or about the first business day that is at least six months and one day following the date of cancellation of eligible options. The new options would vest over two years from the date of issuance. One third of the option would be vested as of the date of issuance of the new option and one fourth of the remaining unvested portion of the option would vest every six months from the date of issuance of the new option. The offer expired at 5:00 p.m., Eastern Standard Time, on Friday, March 22, 2002. Pursuant to the offer, the Company accepted for exchange and cancellation options to purchase an aggregate of 362,800 shares of Data Translation common stock, representing approximately 99% of the shares subject to options that were eligible for exchange in the offer. Subject to the terms and conditions described in the exchange offering, the Company granted new options to purchase up to an aggregate of 362,800 shares of Data Translation common stock on September 26, 2002 in exchange for the options surrendered in the offer.

5.   Employee Savings Plan

     In December 1996, the Company established the Employee Savings Plan (the Savings Plan). In the event the Company is profitable, the Savings Plan provides for annual Company contributions of up to 15% of the first 6% of total salary per participant. These contributions vest immediately. Contributions to the Savings Plan charged to operations in 2002, 2001 and 2000 were $0, $0 and $30,000, respectively.

     The Company does not provide postretirement benefits to any employees as defined under SFAS No. 106, Employers Accounting for Postretirement Benefits Other Than Pensions.

6.   Commitments and Contingencies

     (a) Lease Commitments

     The Company has operating lease agreements expiring in December 2009 for a building and property owned by a related party trust. The agreements require the Company to pay aggregate minimum annual rental payments plus other expenses of the lessor on a net basis. Total rental expense charged to operations on these leases included in the

                    DATA TRANSLATION, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


accompanying consolidated statements of operations, net of sub-lease and rent allocations, was approximately $276,000, $216,000 and $243,000 for the years ended November 30, 2002, 2001 and 2000, respectively.

     In addition, the Company leases sales facilities and equipment under leases expiring through 2005. Rent expense, net of sub-lease agreements totaled $100,000 $123,000 and $189,000 in the years ended November 30, 2002, 2001 and
2000, respectively. Future minimum lease payments, net of sub-lease payments to be received, under all operating leases are as follows:

          Fiscal Years Ending November 30,                    Amount
          -------------------------------                  -----------
          2003 ..........................................    $994,000
          2004 ..........................................   1,018,000
          2005 ..........................................   1,091,000
          2006 ..........................................   1,366,000
          2007 ..........................................   1,300,000
          Thereafter ....................................   2,600,000
                                                           ----------
          Total minimum lease payments ..................  $8,369,000
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

     At November 30, 2002, the Company had approximately $12,396,000 of federal and state net operating loss carryforwards available to offset future taxable income, which expire in varying amounts through 2022. Due to the uncertainty surrounding the timing of realizing the benefits of its favorable tax attributes in future income tax returns, the Company has placed a full valuation allowance against its otherwise recognizable deferred tax assets at November 30, 2002 and 2001.

    The approximate income tax effect of each type of temporary difference and carryforward is as follows:

                                                            November 30,
                                                            ------------
                                                        2002           2001
                                                       ------         ------
      Net operating loss carryforwards ............   $4,992,000    $4,184,000
      Depreciation ................................      679,000       820,000
      Nondeductible accruals ......................      726,000       575,000
      Less--valuation allowance ...................   (6,397,000)   (5,529,000)
                                                      ----------    -----------
            Net deferred tax asset (liability) ....   $       --    $       --
                                                      ==========    ===========

                    DATA TRANSLATION, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.   Segment and Geographic Information

     (a) Segment Reporting

     The Company's reportable segments are Core and Commercial. The Core segment is composed of the imaging and data acquisition business that consists of plug-in cards and Microsoft(R)Windows(R)-based software that provide an integrated, high performance system solution to the general scientific and measurement marketplace. The Commercial segment is composed of a plug-in video capture card; Broadway, which is a high-performance video capture and encoding system for Microsoft(R) Windows(R) 98 and Microsoft(R) Windows(R) NT personal computers. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on revenues and operating margin. Revenues are attributed to geographic areas based on where the customer is located. Segment information for the years ended November 30, 2002, 2001 and 2000 is as follows:

                                               Core      Commercial     Total
                                               ----      ----------     -----
 Fiscal 2002
 Revenues from unaffiliated customers ... $11,009,000  $  541,000  $11,550,000
 Cost of revenue ........................   5,116,000     249,000    5,365,000
 Research and development ...............   2,824,000      20,000    2,844,000
                                          -----------  ----------  -----------
 Operating margin (1) ................... $ 3,069,000  $  272,000  $ 3,341,000
                                          ===========  ==========  ===========
 Fiscal 2001

 Revenues from unaffiliated customers ... $13,780,000  $1,105,000  $14,885,000
 Cost of revenue ........................   6,331,000     559,000    6,890,000
 Research and development ...............   3,041,000       9,000    3,050,000
                                          -----------  ----------  -----------
 Operating margin (1) ................... $ 4,408,000  $  537,000  $ 4,945,000
                                          ===========  ==========  ===========
 Fiscal 2000
 Revenues from unaffiliated customers ... $13,998,000  $1,926,000  $15,924,000
 Cost of revenue ........................   6,638,000     952,000    7,590,000
 Research and development ...............   2,830,000     201,000    3,031,000
                                          -----------  ----------  -----------
 Operating margin (1) ................... $ 4,530,000  $  773,000  $ 5,303,000
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

     Profit (Loss) Reconciliation:

                                                                   Fiscal Years Ended November 30,
                                                             ----------------------------------------
                                                              2002            2001               2000
                                                              ----            ----               ----
 Total operating margin for reportable segments ......... $ 3,341,000      $ 4,945,000       $ 5,303,000
 Selling and marketing expenses .........................  (3,132,000)      (4,627,000)       (5,113,000)
 General and administrative expenses ....................  (1,415,000)      (1,723,000)       (2,017,000)
 Interest income ........................................      47,000           76,000           114,000
                                                          -----------      -----------       -----------
    (Loss) income before provision for income taxes ..... $(1,159,000)     $(1,329,000)      $(1,713,000)
                                                          ===========      ===========       ===========

                    DATA TRANSLATION, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     (b) Geographic Information

                                                                        United
                                                        United States   Kingdom      Germany     Eliminations     Consolidated
                                                        -------------   -------      -------     ------------     ------------
 Fiscal 2002
 Sales to unaffiliated customers(1) ...................  $ 9,125,000  $1,017,000    $1,408,000   $        --      $11,550,000
 Sales or transfers between geographic areas ..........    1,016,000          --            --    (1,016,000)              --
                                                         -----------  ----------    ----------   -----------      -----------
 Total net sales ......................................  $10,141,000  $1,017,000    $1,408,000   $(1,016,000)     $11,550,000
                                                         ===========  ==========    ==========   ===========      ===========
 (Loss) income from continuing operations before
     provision for income taxes .......................  $(1,128,000) $  (37,000)   $   12,000   $    (6,000)     $(1,159,000)
                                                         ============ ==========    ==========   ===========      ===========
 Property and equipment ...............................  $   276,000  $   26,000    $   15,000   $   (13,000)     $   304,000
                                                         ===========  ==========    ==========   ===========      ===========
 Fiscal 2001
 Sales to unaffiliated customers(1) ...................  $11,414,000  $1,455,000    $2,016,000   $        --      $14,885,000
 Sales or transfers between geographic areas ..........    1,677,000          --            --    (1,677,000)              --
                                                         -----------  ----------    ----------   -----------      -----------
 Total net sales ......................................  $13,091,000  $1,455,000    $2,016,000   $(1,677,000)     $14,885,000
                                                         ===========  ==========    ==========   ===========      ===========
 (Loss) income from continuing operations before
     provision for income taxes .......................  $(1,396,000) $    6,000    $   72,000   $   (11,000)     $(1,329,000)
                                                         ===========  ==========    ==========   ===========      ===========
 Property and equipment ...............................  $   420,000  $   44,000    $   18,000   $   (13,000)     $   469,000
                                                         ===========  ==========    ==========   ===========      ===========
 Fiscal 2000
 Sales to unaffiliated customers(1) ...................  $12,277,000  $1,342,000    $2,305,000   $        --      $15,924,000
 Sales or transfers between geographic areas ..........    1,818,000          --            --    (1,818,000)              --
                                                        ------------  ----------    ----------   -----------      -----------
 Total net sales ......................................  $14,095,000  $1,342,000    $2,305,000   $(1,818,000)     $15,924,000
                                                         ===========  ==========   ===========  ============      ===========
 (Loss) income from continuing operations before
     provision for income taxes .......................  $(1,628,000) $ (104,000)   $   27,000   $    (8,000)     $(1,713,000)
                                                         ===========  ==========    ==========   ===========      ===========
 Property and equipment ...............................  $   819,000  $   62,000    $   23,000   $   (14,000)     $   890,000
                                                         ===========  ==========    ==========   ===========      ===========

     (1) Foreign sales from the United States to unaffiliated customers for the years ended November 30, 2002, 2001 and 2000 were approximately $2,575,000, $2,700,000 and $3,533,000, respectively.

9.   Accrued Expenses

     Accrued expenses consist of the following:

                                                         November 30,
                                                    -----------------------
                                                      2002          2001
                                                      ----          ----
      Payroll and related taxes .................  $  234,000    $  244,000
      Fringe benefits ...........................     329,000       286,000
      Marketing .................................      55,000       205,000
      Other .....................................     974,000     1,109,000
                                                   ----------    ----------
                                                   $1,592,000    $1,844,000

                    DATA TRANSLATION, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



10.   Selected Quarterly Information (Unaudited)

For the Fiscal Quarters Ended:

                                      February 28,        May 31,         August 31,      November 30,
                                      ------------        -------         ----------      ------------
2002                                                (In thousands, except per share data)
----                                                ------------------------------------
Net sales                               $ 2,769         $  3,003         $  2,771          $  3,007
Gross profit                              1,446            1,581            1,533             1,625
Loss from operations                       (309)            (268)            (347)             (282)
Net loss                                   (299)            (267)            (325)             (267)
Basic and diluted loss per share        $ (0.09)        $  (0.08)        $  (0.09)         $  (0.08)

2001
----
Net sales                               $ 4,186         $  3,998         $  3,648           $ 3,053
Gross profit                              2,377            2,271            1,799             1,548
Loss from operations                        (79)            (192)            (687)             (447)
Net loss                                    (53)            (176)            (672)             (428)
Basic and diluted loss per share        $ (0.02)        $  (0.08)        $  (0.29)          $ (0.12)

                    DATA TRANSLATION, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     On June 28, 2002, the Company terminated the engagement of Arthur Andersen LLP as its independent accountants. On August 26, 2002, the Company engaged BDO Seidman, LLP as its new independent accountants for the 2002 fiscal year. Details with respect to these matters were "previously reported" within the meaning of Rule 12b-2 in the Company's reports on Form 8-K filed with the Commission on June 28, 2002 and September 27, 2002, respectively.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     Directors. The information appearing under the caption "Nomination and Election of Directors" in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on April 16, 2003 (the "Proxy Statement") is incorporated herein by reference.

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

                    DATA TRANSLATION, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Item 13.   Exhibits and Reports on Form 8K.

     (a) Financial Statements. The Index to Consolidated Financial Statements appears at page [17] of this Form 10-KSB.

          Exhibits. Exhibits 10.6 through 10.8 constitute all of the management contracts and compensation plans and arrangements of the Company required to be filed as Exhibits to this Form 10-KSB.

        3.1     Certificate of Incorporation of Registrant/1/
        3.2     By-laws of Registrant/1/
        4.1     Specimen Stock Certificate of Common Stock (See also Exhibits
                3.1 and 3.2)/1/
        10.1    Distribution Agreement dated as of November 19, 1996 with Media
                100 Inc./2/
        10.2    Intellectual Property Agreement dated as of December 2, 1996 with Media 100 Inc./3/
        10.3    Corporate Services Agreement dated as of December 2, 1996 with
                Media 100 Inc./4/
        10.4    Use and Occupancy Agreement dated as of December 2, 1996 with
                Media 100 Inc./5/
        10.5    Lease dated December 1, 1979, as amended, for Locke Drive with
                Nason Hill Trust/1/
        10.6    1996 Stock Option Plan/6/
        10.7    Employee Stock Purchase Plan/7/
        10.8    Replacement Stock Option Plan/8/
        10.9*   Software Bundling Master License Agreement/1/
        10.10*  Distribution Agreement dated June 26, 1996 by and between Data
                Translation, Inc. and DS Datenverarbeitung und Sensortechnik
                GmbH/1/
        21      List of Subsidiaries of the Registrant
        23.1    Consent of BDO Seidman, LLP
        27      Financial Data Schedule
        99.1    Certification by Chief Executive Officer pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
        99.2    Certification by Chief Financial Officer pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Certain portions have been omitted and filed separately with the Securities and Exchange Commission.

          1 Incorporated herein by reference to the Company's Registration Statement on Form 10 (No. 000-21367) filed with the Securities and Exchange Commission on November 26, 1996
          2 Incorporated herein by reference to Exhibit 10.8.1 to the 1996 Annual Report on Form 10-K of Media 100 Inc. (File No. 0-14779) filed with the Securities and Exchange Commission on February 28, 1997
          3 Incorporated herein by reference to Exhibit 10.8.2 to the 1996 Annual Report on Form 10-K of Media 100 Inc. (File No. 0-14779) filed with the Securities and Exchange Commission on February 28, 1997
          4 Incorporated herein by reference to Exhibit 10.8.3 to the 1996 Annual Report on Form 10-K of Media 100 Inc. (File No. 0-14779) filed with the Securities and Exchange Commission on February 28, 1997
          5 Incorporated herein by reference to Exhibit 10.8.4 to the 1996 Annual Report on Form 10-K of Media 100 Inc. (File No. 0-14779) filed with the Securities and Exchange Commission on February 28, 1997
          6 Incorporated herein by reference to the Company's Registration Statement on Form S-8 (No. 333-16855) filed with the Securities and Exchange Commission on November 26, 1996
          7 Incorporated herein by reference to the Company's Registration Statement on Form S-8 (No. 333-16857) filed with the Securities and Exchange Commission on November 26, 1996
          8 Incorporated herein by reference to the Company's Registration Statement on Form S-8 (No. 333-16859) filed with the Securities and Exchange Commission on November 26, 1996

(b) Reports on Form 8K. There were no reports on form 8K filed during the last quarter of the period covered by this audit.

                    DATA TRANSLATION, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Item 14.   Controls and Procedures

Within the 90-day period prior to the filing date of this report, an evaluation was conducted under the supervision and with the participation if the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that all material information relating to the Company, including our consolidated subsidiaries, is made known to them particularly during the period when our periodic reports are being prepared. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under the potential future conditions, regardless of how remote.

Subsequent to the date of this evaluation there have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                    DATA TRANSLATION, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     DATA TRANSLATION, INC.

                                     /S/ ALFRED A. MOLINARI, JR.
                                     By:
                                     Alfred A. Molinari, Jr.,
                                     Chief Executive Officer

Date:   February 28, 2003

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

        Signature                  Title                              Date
        ---------                  -----                              ----

/s/ Alfred A. Molinari, Jr.      Chief Executive Officer and   February 28, 2003
------------------------------    Chairman
    Alfred A. Molinari, Jr.

/s/ Michael  A. DiPoto           VP Finance and CFO            February 28, 2003
------------------------------
    Michael A. DiPoto

/s/ Dr. David Cyganski           Director                      February 28, 2003
------------------------------
    Dr. David Cyganski

/s/ D'Anne Hurd                  Director                      February 28, 2003
------------------------------
    D'Anne Hurd

/s/ Ellen Harpin                 VP, Engineering and Director  February 28, 2003
------------------------------
    Ellen Harpin

                    DATA TRANSLATION, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

                            Section 302 Certification

I, ALFRED A. MOLINARI, certify that:

(1) I have reviewed this annual report on Form 10-KSB of DATA TRANSLATION, INC., a Delaware corporation (the "registrant");

(2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 28, 2003

                              By: /s/ Alfred A. Molinari
                                  -------------------------
                                  Alfred A. Molinari
                                  Chief Executive Officer

                    DATA TRANSLATION, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

                            Section 302 Certification

I, MICHAEL A. DIPOTO, certify that:

(1) I have reviewed this annual report on Form 10-KSB of DATA TRANSLATION, INC., a Delaware corporation (the "registrant");

(2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 28, 2003

                              By: /s/ Michael A. DiPoto
                                  -------------------------
                                  Michael A. DiPoto
                                  Chief Financial Officer

                    DATA TRANSLATION, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EXHIBIT INDEX

 Exhibit
  Number                      Document Description
  ------                      --------------------
   21          List of Subsidiaries of the Registrant
   23.1        Consent of BDO Seidman, LLP
   99.1        Certification by Chief Executive Officer pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
   99.2        Certification by Chief Financial Officer pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002