Form 10QSB
period 2003-02-28
DATA TRANSLATION INC /NEW/
filed 2003-04-14
CIK 1022693

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended: February 28, 2003

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From                  To

Commission File Number: 0-21367

DATA TRANSLATION, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-3332230
(State or other jurisdiction of organization or incorporation)	(I.R.S. Employer Identification Number)

100 Locke Drive

Marlboro, Massachusetts

(Address of principal executive offices)

01752

(Zip code)

(508) 481-3700

(Registrant’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of March 31, 2003 there were 3,511,312 shares of the issuer’s common stock outstanding.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

DATA TRANSLATION, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

DATA TRANSLATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	February 28, 2003	November 30, 2002
Current Assets:
Cash and cash equivalents	$2,162,000	$2,034,000
Short term investments	767,000	1,010,000
Marketable securities	115,000	115,000
Accounts receivable, net of reserves of $225,000 and $228,000 in 2003 and 2002, respectively	1,352,000	1,121,000
Inventories	1,519,000	1,269,000
Prepaid expenses	280,000	287,000

Total current assets	6,195,000	5,836,000

Equipment and Leasehold Improvements, net	254,000	304,000

Other Assets, net	37,000	34,000

Total Assets	$6,486,000	$6,174,000

Current Liabilities:
Accounts payable	$1,069,000	$934,000
Accrued expenses	1,917,000	1,592,000

Total current liabilities	2,986,000	2,526,000

Stockholders’ Investment:

Preferred Stock, $.01 par value, Authorized—5,000,000 shares; none issued	—	—
Common Stock, $.01 par value, Authorized—30,000,000 shares; 3,568,412 shares issued 3,511,312 shares outstanding	36,000	36,000

Treasury Stock, common, at cost, 56,465 shares	(227,000)	(227,000)
Capital in excess of par value	14,642,000	14,642,000
Accumulated deficit	(10,937,000)	(10,770,000)
Cumulative translation adjustment	(14,000)	(33,000)

Total stockholders’ investment	3,500,000	3,648,000

Total Liabilities and Stockholders’ Investment	$6,486,000	$6,174,000

The accompanying notes are an integral part of these consolidated financial statements.

DATA TRANSLATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	February 28, 2003	February 28, 2002
Net sales	$2,905,000	$2,769,000

Cost of sales	1,314,000	1,323,000

Gross profit	1,591,000	1,446,000

Research and development expenses	716,000	640,000
Selling and marketing expenses	886,000	732,000
General and administrative expenses	162,000	383,000

Loss from operations	(173,000)	(309,000)

Interest income	6,000	10,000

Net loss	$(167,000)	$(299,000)

Basic and diluted net loss per share	$(0.05)	$(0.09)

Basic and diluted weighted average number of common shares outstanding	3,511,000	3,511,000

The accompanying notes are an integral part of these consolidated financial statements.

DATA TRANSLATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	February 28, 2003	February 28, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(167,000)	$(299,000)
Adjustments to reconcile net loss to net cash used in operating activities-
Depreciation and amortization	80,000	74,000

Changes in current assets and liabilities-
Accounts receivable	(231,000)	(21,000)
Inventories	(250,000)	(45,000)
Prepaid expenses	7,000	(5,000)
Accounts payable	135,000	142,000
Accrued expenses	325,000	21,000

Net cash used in operating activities	(101,000)	(134,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment and leasehold improvements	(30,000)	(6,000)
Purchases of marketable securities	(115,000)	(115,000)
Maturity of marketable securities	115,000	115,000
Decrease in other assets	(3,000)	51,000

Net cash used in investing activities	(33,000)	45,000

EXCHANGE RATE EFFECTS	19,000	20,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	(115,000)	(69,000)

CASH AND CASH EQUIVALENTS, beginning of period	3,159,000	3,618,000

CASH AND CASH EQUIVALENTS, end of period	3,044,000	3,549,000

DATA TRANSLATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

In the opinion of management, these unaudited consolidated financial statements and disclosures reflect all adjustments necessary for fair presentation. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the latest audited financial statements of Data Translation, Inc. and its subsidiaries (the “Company”), which are contained in the Company’s 2002 Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on February 28, 2003.

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

The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under this standard, the Company is required to classify all investments in debt and equity securities into one or more of the following three categories: held-to-maturity, available-for-sale or trading. The Company’s marketable securities mature in August 2003 and are classified as held-to-maturity as the Company has the positive intent and ability to hold to maturity. Marketable securities are reported at amortized cost, which approximates fair market value. The Company’s cash equivalents and marketable securities are invested in highly rated government securities.

3. Segment Reporting and Geographic Information

(a) Segment Reporting

The Company adopted SFAS No. 131 Disclosures About Segments of an Enterprise and Related Information in the fiscal year ended November 30, 1999. SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate financial information is available for evaluation by the chief decision maker, or decision making group, in making decisions how to allocate resources and assess performance. The Company’s chief operating decision-maker, as defined under SFAS No. 131, is the Chief Executive Officer.

The Company’s reportable segments are Core and Commercial. The Core segment is composed of the data acquisition, imaging and machine vision business which consists of plug-in cards and Windows-based software that provide an integrated, high performance system solution to the general scientific and industrial, test and measurement marketplace. The Commercial segment is composed of a plug-in video capture card, Broadway, which is a high-performance video capture and encoding system for Windows 98 and Windows NT PCs. The accounting policies of the segments are the same as those described in the summary of significant accounting policies contained in the Company’s 2002 Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on February 28, 2003. The Company evaluates performance based on revenues and operating margin. Revenues are attributed to geographic areas based on where the customer is located. Segment information for the three months ended February 28, 2003 and February 28, 2002 is as follows:

	Core	Commercial	Total
For the three months ended February 28, 2003
Revenues from unaffiliated customers	$2,829,000	$76,000	$2,905,000
Cost of revenue	1,276,000	38,000	1,314,000
Research and development	711,000	5,000	716,000

Operating margin (1)	$842,000	$33,000	$875,000

For the three months ended February 28, 2002
Revenues from unaffiliated customers	$2,519,000	$250,000	$2,769,000
Cost of revenue	1,206,000	117,000	1,323,000
Research and development	635,000	5,000	640,000

Operating margin (1)	$678,000	$128,000	$806,000

(1)	The Operating Margins reported reflect only the expenses of the line of business and do not represent the actual margins for each operating segment since they do not contain an allocation for selling and marketing, general and administrative and other corporate expenses incurred in support of the line of business.

Profit Reconciliation:

	Three Months Ended
	February 28, 2003	February 28, 2002
Total operating margin for reportable segments	$875,000	$806,000
Selling and marketing expenses	(886,000)	(732,000)
General and administrative expenses	(162,000)	(383,000)
Interest income	6,000	10,000

Net loss	$(167,000)	$(299,000)

(b) Geographic Information

	United States	United Kingdom	Germany	Eliminations	Consolidated
For the three months ended February 28, 2003
Sales to unaffiliated customers (1)	$2,154,000	$316,000	$435,000	$—	$2,905,000
Sales or transfers between geographic areas	306,000	—	—	(306,000)	—

Total net sales	$2,460,000	$316,000	$435,000	$(306,000)	$2,905,000

Net loss	$(174,000)	$5,000	$(2,000)	$4,000	$(167,000)

Long-lived assets	$233,000	$23,000	$11,000	$(13,000)	$254,000

For the three months ended February 28, 2002
Sales to unaffiliated customers (1)	$2,118,000	$302,000	$349,000	$—	$2,769,000
Sales or transfers between geographic areas	281,000	—	—	(281,000)	—

Total net sales	$2,399,000	$302,000	$349,000	$(281,000)	$2,769,000

Net loss	$(249,000)	$(8,000)	$(23,000)	$(19,000)	$(299,000)

Long-lived assets	$353,000	$38,000	$14,000	$(12,000)	$393,000

(1)	Foreign sales from the United States to unaffiliated customers for the three months ended February 28, 2003 and February 28, 2002 were approximately $396,000, and $512,000, respectively.

DATA TRANSLATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. Inventories

Inventories are stated at the lower of first-in, first-out (FIFO) cost or market and consist of the following:

	February 28, 2003	November 30, 2002
Raw material	$1,070,000	$953,000
Work-in-process	153,000	128,000
Finished goods	296,000	188,000

	$1,519,000	$1,269,000

Work-in-process and finished goods inventories include material, labor and manufacturing overhead. Management performs periodic reviews of inventory and disposes of items not required by their manufacturing plan and reduces the carrying cost of inventory items to the lower of cost or market (with market value generally defined as the lower of replacement cost or net realizable value).

6. Net Loss Per Common Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. The dilutive effect of potential common stock, consisting of outstanding stock options, is determined using the treasury stock method in accordance with SFAS 128. Diluted net loss per share for the three months ended February 28, 2003 and 2002 is the same as basic net loss per share, since the inclusion of the potential common stock equivalents would be antidilutive. For the three months ended February 28, 2003 and 2002, 851 and 0 common equivalent shares, respectively, have been excluded from the calculation of diluted earnings per share.

7. Stockholders Investment

In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation-An Interpretation of APB Opinion No. 25. The interpretation clarifies the application of Opinion 25 in certain situations, as defined. The interpretation became effective on July 1, 2000, and covers certain events that occur after December 15, 1998. The effects of applying this interpretation should be recognized on a prospective basis from the effective date. On December 16, 1998, the Company’s board authorized the repricing of employee options to purchase 100,000 shares of common stock from an exercise price of $3.00 per share to an exercise price of $1.50 per share, which represented the fair market value of the Company’s common stock on the date of repricing. As of February 28, 2003, options to purchase 50,001 common stock were still outstanding and are subject to variable plan accounting through the earlier of the exercise or termination of the options. There was no effect on earnings during the first quarter of fiscal 2003.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Form 10-QSB may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, with respect to (i) the Company’s anticipated liquidity position, (ii) market conditions and trends in the markets in which the Company participates, (iii) the Company’s ability to meet its current operating requirements, (iv) the impact on the Company’s business results of operations, and financial condition of contingencies over which the Company has no control, and (vi) certain other statements identified or qualified by words such as “likely”, “will”, “suggests”, “may”, “would”, “could”, “should”, “expects”, “anticipates”, “estimates”, “plans”, “projects”, “believes”, “is optimistic about”, or similar expressions (and variants of such words of expressions). Investors are cautioned that forward-looking statements are inherently uncertain. These forward-looking statements represent the best judgment of the Company as on the date of this Form 10-Q and the Company cautions readers not to place undue reliance on such statements. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties including, without limitation, risks described under the heading “Certain Factors That May Affect Future Results” in the Company’s 2002 Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on February 28, 2003.

Results of Operations

The following table sets forth certain consolidated statement of operations data as a percentage of net sales.

	Three Months Ended February 28,
	2003	2002
Net sales	100.0	100.0
Gross profit	54.8	52.2
Research and development expenses	24.6	23.1
Selling and marketing expenses	30.5	26.4
General and administrative expenses	5.6	13.8

Loss from operations	(6.0)	(11.2)
Interest income	0.2	0.4

Net loss	(5.7)%	(10.8)%

Comparison of First Fiscal Quarter of 2003 to First Fiscal Quarter of 2002:

Net sales for the fiscal quarter ended February 28, 2003 were $2,905,000, an increase of $136,000, or 4.9%, from the same period a year ago. The increase was attributable primarily to higher sales of the Company’s core products. Revenue from the Company’s core products increased approximately 11.6% from the same period a year ago. The Company believes that it is currently in the midst of an acceptance period as newly released products are being introduced to the marketplace to replace the Company’s legacy products. The Company will have to manage successfully the transition from legacy products in order to maintain the appropriate level of revenue to support the Company’s expense base.

Gross profit for the fiscal quarter ended February 28, 2003 was 54.8%, compared to 52.2% in the comparable quarter of the prior year. The increase was the result of a more favorable product mix and decreased manufacturing expenses.

The loss from operations for the first fiscal quarter of 2003 was $173,000, compared to a loss from operations of $309,000 in the comparable quarter of the prior year. The decrease in net loss is primarily a result of a more favorable gross margin performance through a combination of product mix and increased revenue. Operating expenses for the first quarter of fiscal 2003 were $1,764,000, representing 60.8% of sales, compared to $1,756,000, representing 63.4% of sales, in the prior year period. Research and development expenses for the first quarter of fiscal 2003 were $716,000, representing 24.7% of sales, compared to $640,000, representing 23.1% of sales, for the comparable period of the prior year. The increase is primarily attributable to an increased use of outside resources within the research and development department. Sales and marketing expenses for the first quarter of fiscal 2003 were $886,000, representing 30.5% of sales, compared to $732,000, representing 26.4% of sales, in the

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)

prior year period. The increase in sales and marketing expenses is primarily a result of increased spending in advertising, promotion and sales channel development. General and administrative expenses were $162,000 for the first quarter of fiscal 2003, representing 5.6% of sales, compared to $383,000, representing 13.8% of sales, for the same period last year. The decrease in general and administrative expenses is primarily the result of a franchise tax refund from the State of Delaware.

The net loss for the fiscal quarter ended February 28, 2003 was $167,000, or $0.05 per diluted share, compared to a net loss of $299,000, or $0.09 per diluted share, for the same period in 2002.

Liquidity and Capital Resources

As of February 28, 2003, the Company had cash, cash equivalents, marketable securities, and short term investments totaling $3,044,000, as compared to $3,159,000 as of November 30, 2002.

In the first three months of 2003, the Company used $101,000 for operating activities, resulting from a net loss, an increase in accounts payable, accrued expenses, accounts receivable and inventory, partially offset by a decrease in prepaid expenses.

The Company used $33,000 for investing activities in the first three months of 2003, principally as a result of acquisitions of equipment and leasehold improvement.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. This bulletin established additional guidelines for revenue recognition. The Company’s revenue recognition policy complies with this pronouncement.

During 2002, the Company adopted Emerging Issues Task Force (EITF) 00-10, Accounting for Shipping and Handling Fees and Costs. In accordance with this EITF, all amounts billed to a customer in a sale transaction related to shipping and handling should be classified as revenue. Companies must also decide whether to include these shipping and handling costs in cost of sales, or if significant and are not to be included in cost of sales, a company should disclose both the amount of such costs and the line item on its statement of operations that includes these costs. The Company has historically accounted for shipping and handling expenses as a reduction to the cost of sales in the statement of operations to offset the costs incurred. The Company has recorded shipping and handling costs in net sales and cost of sales in the accompanying statements of operations for the periods ended February 28, 2003 and 2002.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)

During 2002, the Company adopted EITF 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred. In accordance with this EITF, reimbursements received for out-of-pocket expenses incurred should be characterized in the income statement as revenue. The Company has historically accounted for the reimbursements received for out-of-pocket expenses incurred as a reduction to the cost of sales in the statement of operations to offset the costs incurred. The Company had no reimbursements for out-of-pocket costs for the periods ended February 28, 2003 or 2002.

(b) Inventories and Obsolete and Excess Inventory

Inventories are valued at the lower of first-in, first-out (“FIFO”) cost or market value; as such, costs have been reduced to reflect decreases in market value based on excess and obsolete inventories. The estimated allowance is based on management’s review of inventories on hand compared to estimated future usage and sales.

(c) Allowance for Uncollectible Accounts Receivable

The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by review of their current credit information. The Company continuously monitor collections and payments from customers and maintains a provision for uncollectible receivables based upon historical experience and any specific customer collection issues identified. While such credit losses have historically been within our expectations and the provisions established, The Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past. A significant change in the liquidity or financial position of a key customer could have a material adverse impact on the collectability of accounts receivable and future operating results.

(d) Concentration of Credit Risk

SFAS No. 105, Disclosure of Information About Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance sheet and credit risk concentrations. The Company has no significant off-balance sheet risk or concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements. Financial instruments that subject the Company to credit risk consist primarily of trade accounts receivable. As of February, 2003 and 2002, no individual customer accounted for greater than 10% of accounts receivable. For the periods, ended February 28, 2003 and 2002, no individual customer accounted for greater than 10% of revenues.

(e) Research and Development Costs

The Company charges research and development costs to operations as incurred.

(f) Foreign Currency

The Company translates the assets and liabilities of its foreign subsidiaries at the rates of exchange in effect at year-end. Revenues and expenses are translated using exchange rates in effect during the year. Gains and losses from foreign currency translation are credited or charged to “Cumulative translation adjustment” included in stockholders’ investment in the accompanying consolidated balance sheets. Foreign currency transaction gains and losses are included in general and administrative expenses in the accompanying consolidated statements of operations. Foreign currency transaction gains and losses were not significant for the periods ended February 28, 2003 and 2002.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)

(g) Disclosure About Fair Value of Financial Instruments

SFAS No. 107, Disclosure About Fair Market Value of Financial Instruments, requires disclosure of estimated fair values for certain financial instruments. The Company’s financial instruments include cash, marketable securities, accounts receivable and accounts payable. The carrying amounts of these financial instruments approximate their fair value due to their short-term nature.

(h) Stock-based Compensation

The Company accounts for stock options issued to employees under Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 establishes a fair-value-based method of accounting for stock-based compensation plans.

The Company accounts for stock options issued to non-employees in accordance with SFAS No. 123 and Emerging Issues Task Force (EITF) Issue No. 96-18, Accounting for Equity Instruments Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. On September 25, 2000, the Company issued options to purchase 10,000 common shares to non-employees. As of February 28, 2003, options to purchase 6,664 common shares were vested. The value of these shares was not material for the period ending February 28, 2003. As of February 28, 2003, 3,336 options are subject to vesting over the next two years. The Company will record the value of these options over the period that services are being provided.

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

In July 30, 2002, the FASB issued FASB Statement No. 146, Accounting for the Costs Associated with Exit or Disposal Activities. This statement requires companies to recognize costs associated with exit or disposal activities only when liabilities for those costs are incurred rather than at the date of a commitment to an exit or disposal plan. FASB No. 146 also requires companies to initially measure liabilities for exit and disposal activities at their fair values. FASB No. 146 replaces Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) and EITF No. 88-10, Costs Associated with Lease Modification or Termination. The provisions of FASB No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This Statement also requires that those effects be disclosed

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)

more prominently by specifying the form, content, and location of those disclosures. The adoption of SFAS No. 148 during the three months ended February 28, 2003 did not have a material impact on the Company’s operations of financial position.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN No. 45), Guarantors Accounting and Disclosure Requirements for Guarantees of Indebtedness to Others –An Interpretations of FASB Statements No. 5, 57 and 107 and Recission of FASB Interpretation No. 34. The Objective of Interpretation 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the related guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements in the Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The interpretive guidance incorporated without change from Interpretation 34 continues to be required for financial statements for fiscal years ending after June 15, 1981-the effective date of Interpretation 34. The adoption of this interpretation during the three months ended February 28, 2003 did not have a material impact on the Company’s operations or financial position.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not engage in trading market risk sensitive instruments or “other than trading” instruments that are likely to expose the Company to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. At August 31, 2001, the Company had entered into certain forward foreign exchange contracts in order to hedge specific future monthly obligations denominated in Euros. The Company does not hold or transact in financial instruments for purposes other than risk management. To a certain extent, the Company is exposed to market risk related to changes in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse effect on the Company’s business, financial condition and results of operations. Historically, the Company’s primary foreign currency exchange rate exposure has been related to the operations of its European subsidiaries. Through February 28, 2003, foreign currency fluctuations have not had a material impact on the Company’s financial position or results of operations.

Item 4. CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing date of this report, an evaluation was conducted under the supervision and with the participation if the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that all material information relating to the Company, including our consolidated subsidiaries, is made known to them particularly during the period when our periodic reports are being prepared. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under the potential future conditions, regardless of how remote.

Subsequent to the date of this evaluation there have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits.

Exhibit 99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).

Exhibit 99.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).

b) Reports on Form 8-K.

The following reports were filed on Form 8-K during the quarter ended February 28, 2003 and for the subsequent period ended April 14, 2003:

On December 18, 2002, we filed a Current Report on Form 8-K under Item 5 regarding the notice we received from The Nasdaq Stock Market that for 30 trading days the price of our common stock had closed below the minimum $1.00 per share bid price required for continued listing on the Nasdaq SmallCap Market.

On January 6, 2003, we filed a Current Report on Form 8-K under Item 5 regarding the notice we received from The Nasdaq Stock Market that the company’s common stock would be delisted from trading on the Nasdaq SmallCap Market effective with the opening of trading on January 10, 2003, as a result of our common stock not meeting certain listing requirements.

On March 21, 2003, we filed a Current Report on Form 8-K under Item 5 regarding the Company’s intention to file a Form 15 with the Securities and Exchange Commission in 30 days to deregister the company’s common stock under the Securities and Exchange Act of 1934, as amended.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATA TRANSLATION, INC.

Date:	April 14, 2003	By:	/s/ Michael A. DiPoto
Michael A. DiPoto Vice President Finance and Chief Financial Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

Section 302 Certification

I, ALFRED A. MOLINARI, certify that:

(1) I have reviewed this annual report on Form 10-QSB of DATA TRANSLATION, INC., a Delaware corporation (the “registrant”);

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

(4) The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6) The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2003

By: /s/ Alfred A. Molinari

        Alfred A. Molinari

        Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

Section 302 Certification

I, MICHAEL A. DIPOTO, certify that:

(1) I have reviewed this annual report on Form 10-QSB of DATA TRANSLATION, INC., a Delaware corporation (the “registrant”);

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

(4) The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6) The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2003

By: /s/ Michael A. DiPoto

        Michael A. DiPoto

        Chief Financial Officer